Form 10QSB
period 2004-03-31
MAGNADATA INC
filed 2004-05-17
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 0001222218

MagnaData, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Europa Center, 100 Europa Drive, Suite 445, Chapel Hill, NC 27517
(Address of principal executive offices and zip code

Registrant’s telephone number, including area code: (919) 933-2720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 14, 2004
Common Stock, $.0001 par value	1,505,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004, for the Period February 6, 2003 (Date of Inception) Through March 31, 2003 and for the Period February 6, 2003 (Date of Inception) Through March 31, 2004	4

	Unaudited Condensed Consolidated Statements of Cashflows for the Three Months Ended March 31, 2004, for the Period February 6, 2003 (Date of Inception) Through March 31, 2003 and for the Period February 6, 2003 (Date of Inception) Through March 31, 2004	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	8

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

 PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

MAGNADATA, INC.
 (A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	March 31,	December31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash	$2,839	$219
Prepaid consulting expense	-	5,833
Total Current Assets	2,839	6,052
Total Assets	2,839	6,052

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued liabilities	80,626	67,565
Note payable	5,000	-
Related party payable	135	135
Total Current Liabilities	85,761	67,700
Stockholders' Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares
authorized; zero shares issued and outstanding, respectively	-	-
Common stock - $0.0001 par value; 100,000,000 shares
authorized; 1,505,000 shares issued and outstanding, respectively	151	151
Additional paid-in capital	45,454	45,454
Deficit accumulated during the development stage	(128,527)	(107,253)
Total Stockholders' Deficit	(82,922)	(61,648)
Total Liabilities and Stockholders' Deficit	$2,839	$6,052

The accompanying notes are an integral part of these financial statements.

MAGNADATA, INC.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Operations

		For the Period	For the Period
	For the Three	February 6, 2003	February 6, 2003
	Months Ended	(Date of Inception)	(Date of Inception)
	March 31,	through March 31,	through March 31,
	2004	2003	2004

Revenue	$-	$-	$-
General and administrative expenses	21,274	34,427	128,527
Net Loss	$(21,274)	$(34,427)	$(128,527)

Basic Loss Per Share	(0.01)	(0.03)

Weighted Average Number of Shares
Outstanding	1,505,000	1,114,906

The accompanying notes are an integral part of these financial statements.

MAGNADATA, INC.
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Cash Flows

		For the Period	For the Period
	For the Three	February 6, 2003	February 6, 2003
	Months Ended	(Date of Inception)	(Date of Inception)
	March 31,	through March 31,	through March 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$(21,274)	$(34,427)	$(128,527)
Adjustment to reconcile net income to net cash
provided by operating activities:
Prepaid consulting expense	5,833	-	-
Accrued liabilities	13,061	20,239	80,626
Net Cash From Operating Activities	(2,380)	(14,188)	(47,901)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Advance from related party	-	135	135
Proceeds from note payable	5,000	-	5,000
Proceeds from sale of common stock	-	18,105	45,605
Net Cash From Financing Activities	5,000	18,240	50,740

Net Increase in Cash	2,620	4,052	2,839
Cash at Beginning of Period	219	-	-
Cash at End of Period	$2,839	$4,052	$2,839

The accompanying notes are an integral part of these financial statements.

MAGNADATA, INC. (A Development Stage Enterprises)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — On February 6, 2003, MagnaData, Inc. (“the Company”) was organized under the laws of the State of Delaware. The Company’s wholly owned subsidiary, MagnaData (NC), Inc. was incorporated under the laws of North Carolina on February 18, 2003. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The planned operations of the Company consist of advising Internet Service Providers on how to develop and sell e-commerce intelligence. The Company has had no revenues from any source to date. The Company has selected December 31 as its fiscal year end.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of MagnaData, Inc. and its wholly-owned subsidiary MagnaData (NC), Inc. Inter-company accounts and transactions have been eliminated in consolidation.

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

Business Condition — The Company is a new company with no operating history. It has not yet been able to execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 – NOTES PAYABLE

In January 2004, the Company borrowed $5,000 and entered into a note payable agreement for the repayment of these funds. The note bears interest of 12% per annum and is due on demand after January 1, 2005. For the three months ended March 31, 2004, the Company accrued interest expense of $113.

NOTE 3 – STOCKHOLDERS’ EQUITY

Equity Compensation Plan — On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of March 31, 2004, no shares were issued under this plan.

MAGNADATA, INC. (A Development Stage Enterprises)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

March 31, 2004

NOTE 4 – RELATED PARTY TRANSACTIONS

During February 2003, the Company entered into consulting agreements with a shareholder/officer of the Company and a company related through common ownership for executive, management and financial planning services. These agreements expired in February 2004. As part of these consulting agreements, the Company paid $31,000 for compensation, and $4,000 for one year’s rental of office space. These amounts were amortized over the life of the agreement. During the three months ended March 31, 2004, the Company recognized $5,167 in consulting fees and $667 in rent under these agreements. From February 6, 2003 through March 31, 2004, the Company recognized the full amount under these agreements. Subsequent to year end, these agreements were amended. Beginning the month the Company raises at least $2,250,000 from sales of securities, the Company will pay $7,750 per month for consulting services and $1,000 per month for rent. The amended agreements terminate March 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

MagnaData was incorporated under the laws of Delaware on February 6, 2003, and its wholly-owned operating subsidiary, MagnaData (NC), Inc., was incorporated under the laws of North Carolina on February 18, 2003. MagnaData intends to conduct all of its active business through MagnaData (NC). MagnaData (NC) has had no operating revenue to date.

Management’s discussion and analysis of financial condition and results of operations

This section of the Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion in their audit report. This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until and unless we raise approximately $1,368,000 of capital which is necessary to pay offering expenses, repay debt and to fund our operation until we anticipate we will be able to sell and provide services. To date, we have raised a total of $45,500 from a private stock offering.

Our registration statement covering the sale of up to 30 million shares of our Common Stock became effective in April 2004. We seek to raise up to $3 million from sales of shares in that registered offering, but we have sold no shares to date.

First Year Summary Business Plan

As is described in greater detail in “Description of Business,” our business is to provide consulting and technical support services that will enable ISPs to conduct e-commerce intelligence business. Our services will be priced in a combination of (i) cost recovery only for initial set up, (ii) a percentage of revenue ISPs generate from their e-commerce business operations and (iii) ongoing consulting services.

We estimate we will have approximately $1.288 million of expenditures during our first year of operation. This amount may be reduced by $93,753 if we fail to raise $1,500,000 and we do not generate revenue during the first year as no salary would be paid to the Chief Executive Officer until we raise $1,500,000 or begin to generate revenue. We expect business to increase and necessitate a 50 percent increase in costs in Year 2. We believe it will be necessary to raise approximately $1.4 million to provide sufficient funds to pay offering expenses, repay debt and for one year of operations as described above. We believe this amount will be sufficient to allow us to generate our first revenue. Generating revenue may make additional financing possible. For each $500,000 we raise above the $1.4 million, we will be able to deploy an additional cross-functional team to provide services to ISPs.

Operations will commence with the CEO recruiting the remainder of the team and supervising the initial marketing study. Recruitment is expected to require three months. During this time, MagnaData will engage a marketing research firm to interview ISP decision makers about the features and characteristics they would like to see in MagnaData’s services offering.

When MagnaData hires its first cross-functional team, it will begin calling on ISPs. We expect to pay no salaries until the entire team has been recruited. Spending estimates above for the first year, therefore, start at this three month mark. We expect it will take approximately three months to recruit the team and begin calling on ISPs. We expect to target five large ISPs in the first phase of operation with the goal of executing contracts with two of them within six months. The entire cross-functional team will need to be in place for this stage of effort because the sales process will require a test phase that will mirror the actual execution of the customer strategy. MagnaData expects to receive its first revenues six months after signing contracts with the ISPs, or approximately twelve months after the first service team is recruited.

We are not going to buy or sell any plant or significant equipment. We expect our employment and other expenses will increase as we hire employees and begin marketing and servicing customers as described under “Description of Business” above.

Detailed Plan of Operations For The First Twelve Months

A detailed plan of operations for the first twelve months following our commencing sales of common stock in the registered offering described above is set forth below.

All dates below refer to quarters and months that begin after our first sale of common stock in this offering. This is a plan only, and there can be no assurances that we will be able to perform according to our plan. We reserve the right to change our plan to adapt to changing circumstances, including customer response and the availability of funds.

Anticipated Major Events and Timing

First Quarter-

1.	MagnaData will identify potential candidates for the first “cross-functional” team and negotiate terms of employment.
2.	Develop list of ISP’s that we plan to target upon inception marketing of activities.
3.	Identify part-time controller for hiring upon completion of financing.

Second Quarter -

4.	Commission and supervise initial marketing study to refine MagnaData’s approach to the market.
5.	Acquire computer equipment and set up IT infrastructure.
6.	Identify and contract for office space or executive suite to serve as headquarters for the Company. Set up offices, including physical infrastructure.
7.	Hire Controller and begin developing financial infrastructure.
8.	In the first month of the quarter, hire one four-person cross-functional team (consisting of a Business Analyst, a Statistician, a Senior Technical Analyst and a Junior Technical Analyst) to call on the first five potential ISP customers for MagnaData. Train team on MagnaData’s approach to the business.
9.	In the first month of the quarter, hire a Statistician and Business Analyst for the second cross-functional team.
10.	In the second month of the quarter, hire a Senior Technical Analyst and a Junior Technical Analyst.
11.	Travel to sites of potential first customers.

12.	Perform statistical analyses of each customer’s data flow for representative nature and usefulness as source of marketable data products.
13.	Evaluate customer data networks to understand technical infrastructure for the purpose of designing data collection methodologies and data storage.
14.	Develop high-level design of data products for each customer and agree on preliminary outline of product mix.

Third Quarter -

15.	In first month of quarter, submit contract for first major ISP customer. Work with customer to resolve outstanding legal and business issues
16.	In the third month of the quarter, execute contract and begin implementation of system for first major ISP customer.
17.	Submit contract to second major ISP customer.

Fourth Quarter -

18.	In the second month of the quarter, execute contract for our second major ISP customer.
19.	In the second month of the quarter, test implementation for first major ISP customer and go live with data acquisition.
20.	In the third month of the quarter, begin implementation on second major ISP customer.
21.	In the third month of the quarter, begin billing first major ISP customer.

Estimated Costs

We anticipate we will begin to receive revenue from customers during the fourth month of the quarter. We anticipate the cost for the foregoing will be approximately as follows on a month by month basis:

	Month 1	Month 2	Month 3	Month 4	Month 5	Month 6
Marketing Study				25,000	25,000
Acquire Computer Equipment				40,333
General Overhead and Admin.				7,625	7,625	7,625
Legal and Accounting	5000	5000	5000	5,000	5,000	5,000
Sales & Marketing (Travel, Etc.)				21,875	21,875	21,875
CEO				10,417	10,417	10,417
Controller				3,750	3,750	3,750
Statistician 1				8,333	8,333	8,333
Statistician 2				8,333	8,333	8,333
Business Analyst 1				10,000	10,000	10,000
Business Analyst 2				10,000	10,000	10,000
Sr. Technical Analyst 1				11,250	11,250	11,250
Sr. Technical Analyst 2					11,250	11,250

Jr. Technical Analyst 1				7,083	7,083	7,083
Jr. Technical Analyst 2					7,083	7,083

	Month 7	Month 8	Month 9	Month 10	Month 11	Month 12
Marketing Study
Acquire Computer Equipment
General Overhead and Admin.	7,625	7,625	7,625	7,625	7,625	7,625
Legal and Accounting	5,000	5,000	5,000	5,000	5,000	90,000
Sales & Marketing (Travel, Etc.)	21,875	21,875	21,875	21,875	21,875	21,875
CEO	10,417	10,417	10,417	10,417	10,417	10,417
Controller	3,750	3,750	3,750	3,750	3,750	3,750
Statistician 1	8,333	8,333	8,333	8,333	8,333	8,333
Statistician 2	8,333	8,333	8,333	8,333	8,333	8,333
Business Analyst 1	10,000	10,000	10,000	10,000	10,000	10,000
Business Analyst 2	10,000	10,000	10,000	10,000	10,000	10,000
Sr. Technical Analyst 1	11,250	11,250	11,250	11,250	11,250	11,250
Sr. Technical Analyst 2	11,250	11,250	11,250	11,250	11,250	11,250
Jr. Technical Analyst 1	7,083	7,083	7,083	7,083	7,083	7,083
Jr. Technical Analyst 2	7,083	7,083	7,083	7,083	7,083	7,083

There is no assurance that we will be able to raise enough money through this offering to begin and stay in business. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans. We believe that if we are successful in raising the $1.4 million we need to repay debt and conduct operations during our first year and to begin generating revenue, MagnaData will become a more attractive investment for investors. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. There can be no assurance we will be able to raise the money we need. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. In that event, MagnaData’s Board of Directors will evaluate the situation and may be forced to seek to sell any assets MagnaData has and repay creditors. In that situation, it is not anticipated that assets will be sufficient to make any payments to shareholders.

Limited Operating History; Need for Additional Capital

There is no historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays beginning to sell and provide our services, and uncertain demand by customers for our services.

To become profitable and competitive, we must recruit employees and begin marketing our services. We are seeking equity financing to provide for the capital required.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations and we may be forced to liquidate our assets and repay any creditors. In that situation it is likely you will lose your entire investment. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From February 6, 2003, Date of Inception, through March 31, 2004, we have used our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on February 6, 2003 to March 31, 2004 was $50,740. Of this amount, $45,605 was proceeds from sales of common stock and $5,135 was a loan. In addition, certain advisors, officers and directors have all provided services to MagnaData, either without payment or under agreements that do not require further payment, although services continue to be provided.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from business operations.

We issued 1,505,000 shares of common stock through private placement offerings in February through April of 2003.

As of March 31, 2004, our current assets were $2,839 and our current liabilities were $85,761. MagnaData believes that it will have to raise additional capital (approximately $3,000,000) prior to December 31, 2004 to successfully conduct its business.

RISK FACTORS

RISKS CONCERNING OUR BUSINESS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock.

If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

(1) We have no operating history, revenues and profits in the e-commerce intelligence industry or otherwise, and therefore it will be difficult for you to analyze our prospects and our business model.

We are a new enterprise that has no operating history and no revenues upon which you can base an evaluation of our business and prospects, and thus it will be difficult for you to analyze our prospects, business model, and the appropriateness of making an investment in us. We are subject to all of the risks inherent in the establishment of a new business enterprise, and more particularly we do not know if we will be able to effectively market our services to Internet Service Providers (“ISPs”) and obtain sufficient ISP customers to become profitable. MagnaData may never generate revenues or become profitable.

(2) We need to raise approximately $1.4 million to repay debt and conduct operations during our first year and approximately $3,000,000 during the first two years, and you may lose all of your investment if we fail to raise such amounts.

We need to raise approximately $1.4 million to pay repay debt and conduct operations during our first year. Our first two years of operations will require approximately $3,000,000. In the current economic environment, it is extremely difficult for companies without profits or revenue, such as MagnaData, to raise capital. MagnaData may not be able to raise the capital we need in this offering or in later financings to conduct our business. If we fail to raise the capital we need, we will not be able to conduct our business and you may lose your entire investment. Even if we are successful in raising the additional funds, we may have to accept terms that adversely affect our stockholders. For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.

(3) MagnaData may not be successful in convincing ISPs to diversify their product line to include e-commerce intelligence. If MagnaData cannot do this, its business will fail.

MagnaData’s business depends entirely on convincing ISPs to diversify their businesses by selling e-commerce intelligence. This will require ISPs to invest resources to collect, process and sell e-commerce intelligence. ISPs may not be willing to divert capital and other resources away from their core businesses to the e-commerce intelligence business. If MagnaData cannot convince ISPs to enter the e-commerce intelligence business, MagnaData’s business will fail.

(4) ISPs may decide to enter the e-commerce intelligence business without the assistance of outside advisors, such as MagnaData. If they do so, MagnaData’s business will fail.

ISPs already have access to the data required to conduct an e-commerce intelligence business without outside assistance. ISPs may decide to enter the e-commerce intelligence business without the assistance of outside advisors, such as MagnaData. If ISPs enter into the e-commerce intelligence business on their own, MagnaData will have no customers and its business will fail.

(5) ISPs may insist on owning any intellectual property MagnaData develops. If we do not own the intellectual property we develop, our ability to build value for shareholders will be limited. Some customers may refuse to purchase our services or may insist on paying lower fees if the customers do not own the intellectual property MagnaData develops. In that case, our business may fail.

Consulting firms often face issues with clients over the ownership and use of intellectual property developed by consultants. MagnaData intends to bargain with its clients to own the intellectual property it develops, but this will be subject to negotiation with clients. If MagnaData is not successful in bargaining for ownership of intellectual property, its ability to build value for shareholders will be limited. If MagnaData insists on ownership of intellectual property, some potential clients may refuse to engage MagnaData or may insist on paying MagnaData lower fees for its services. In that case, our business may fail.

(6) Concerns by the customers of ISPs about the privacy of online activity may cause ISPs to decide not to enter the e-commerce intelligence business, because they may lose customers to ISPs not in the e-commerce intelligence business. If ISP’s are not willing to enter into the e-commerce intelligence business, MagnaData will not have customers or revenue and our business will fail.

Many customers of ISPs are concerned that their online activity remain confidential. ISPs may fear that entering the e-commerce intelligence business would cause customers to switch to other ISPs that do not conduct an e-commerce intelligence business. If ISPs are unwilling to enter into the e-commerce intelligence business, MagnaData will have no customers or revenue and its business will fail.

(7) MagnaData may not be successful in convincing ISPs to cooperate with one another to provide e-commerce intelligence to major corporate accounts, which will require intelligence about a large number of geographic markets. If MagnaData cannot convince ISPs to co-operate with one another, it will be difficult for MagnaData to generate the type of e-commerce intelligence that merchants and others will be interested in buying. This may reduce the revenue ISPs can generate from conducting e-commerce intelligence business, which would discourage ISPs from purchasing MagnaData’s services. In that case, our business may fail.

MagnaData anticipates that large corporations, which conduct advertising campaigns across the U.S. or the world, will want e-commerce intelligence about many geographic markets. Many ISPs either serve a limited number of geographic markets or lack sufficient numbers of subscribers in many markets to provide meaningful e-commerce intelligence. MagnaData plans to assist ISPs to coordinate with other ISPs to service large corporate accounts. ISPs, especially those that compete with one another, may be reluctant to co-operate with one another to service large corporate accounts. Without cooperating to serve large corporate accounts, ISPs may not generate sufficient revenue to justify conducting an e-commerce intelligence business. If so, MagnaData would not have enough customers to remain in business.

(8) We have no experience in the e-commerce intelligence business. This lack of experience may cause us to make decisions about our business that cause us to lose revenue opportunities or incur greater expenses than are necessary.

Although our founder, David Neal, previously worked for Plurimus Corporation, a company in the e-commerce intelligence business, MagnaData itself is a new company and thus has no experience in the e-commerce intelligence business. This lack of experience will make it more difficult for MagnaData to succeed, because our lack of experience may cause us to make decisions about pricing, marketing and other aspects of our business we would not make if we had experience. This may result in our losing revenue opportunities or incurring more expense than is necessary. It will also make it more difficult for you to evaluate our prospects, business model, and chance of success.

(9) We depend on David Neal, because he is the only person currently affiliated with MagnaData who has prior experience in the e-commerce intelligence business. Any reduction of his role at MagnaData could cause us to be unable to implement our business plan, which could cause us to lose revenue opportunities and cause our business to fail.

MagnaData’s success will largely depend on the vision, experience, knowledge, business relationships and abilities of our President, Chief Executive Officer and Treasurer, David Neal. As such, David Neal’s services are required to ensure we implement our business plan, because we depend on Mr. Neal’s past experience with an e-commerce intelligence business to assist us in developing our business of providing e-commerce intelligence services to ISPs. Any reduction of Mr. Neal’s role may cause our business to fail. We do not have an employment agreement with Mr. Neal, nor do we have a “key man” insurance policy on his life.

(10) We will need to recruit telecommunications engineers and network experts with experience in collecting and analyzing internet data, the business of ISPs, data storage and management, marketing and advertising. Any failure to do so will impede our ability to attract and service customers to generate revenue and may cause our business to fail.

The success of MagnaData depends on our ability to recruit technical and sales personnel, who will act as our customer service team. Each team is expected to consist of a statistician, a business analyst, a senior technical analyst and a junior technical analyst. Team members are likely to be telecommunications engineers and network experts who have experience in collecting and analyzing internet data, the business of ISPs and data storage and management as well as some familiarity with marketing and advertising. These teams will be an integral part of our ability to attract and service ISP customers. If we are unable to attract and retain good team members with experience in these relevant areas, we will be unable to generate revenue. Failure to recruit an experienced team may, therefore, cause our business to fail.

(11) Our independent auditor has indicated that it doubts that MagnaData can continue as a going concern. Our independent auditor’s opinion may negatively affect our ability to raise additional funds, among other things. If we fail to raise sufficient capital we will not be able to implement our business plan and you will lose your investment.

Hansen, Barnett & Maxwell, our independent auditors, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and revenues to date. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan and you will lose your investment. You should consider our auditor’s comments when determining if an investment in MagnaData is suitable.

(12) Our directors and officers will not be devoting their full working time and attention to our business. It will be difficult to implement our business plan, obtain and service customers and generate revenue while our officers and directors are not devoting their full time and attention to the development of our business. Failure to do all these things will reduce the value of our business

David Neal, our President and Chief Executive Officer, and a member of our Board of Directors, expects to devote approximately ten hours per week, on average, to our business. David R. Allison, our Secretary and a member of our Board of Directors, expects to devote approximately ten hours per week, on average, to our business. William H. Conklin, a member of our Board of Directors, expects to devote less than five hours per week, on average, to our business. MagnaData will find it more difficult to implement our business plan, obtain and service customers and generate revenue while our officers and directors are only devoting a portion of their time and attention to our business, unless we are able to recruit and retain experienced and competent full-time employees who can assume responsibility for operating MagnaData’s business. Failure to do all these things well may cause our business to fail.

(13) We may not qualify to have our stock quoted for trading on the over-the-counter electronic bulletin board, and therefore you may be unable to sell your shares. Even if we qualify to have our stock quoted for trading, trading volume may not develop and you may be unable to sell your shares.

We will seek to have our common stock eligible for quotation in the Over-the-Counter Electronic Bulletin Board

(“OTCBB” or “Bulletin Board”). OTCBB eligible securities include securities not listed on NASDAQ or a registered national securities exchange in the U.S., issued by companies that are required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933, if such companies are current in their periodical reporting obligations. MagnaData intends to engage a broker/dealer who will file a Form 211 with the National Association of Securities Dealers (“NASD”), which is required to allow our common stock to be quoted on the OTCBB. For more information on the OTCBB see its website at www.otcbb.com. If for any reason, however, any of our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so. If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.” As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby. The above-described rules may materially adversely affect the liquidity of the market for our securities. There has been no public market for our common stock. There can be no assurance that an active trading market will ever develop or, if it develops, will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you will be unable to sell your shares. If so, your investment will be a complete loss.

(14) Our directors, executive officers and consultants beneficially own approximately 85% of our Common Stock. Their interests could conflict with yours. These conflicts could cause them to make decisions that benefit them to the detriment of other shareholders.

As of May 1, 2004, our executive officers, directors and consultants were the beneficial owners of approximately 85% of our common stock. As a result, our executive officers and directors will have significant ability to:

--	elect or defer the election of our directors
--	amend or prevent amendment of our certificate of incorporation or bylaws
--	effect or prevent a merger, sale of assets or other corporate transaction; and
--	control the outcome of any other matter submitted to the stockholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

(15) Sales by officers, directors and consultants could adversely affect of our stock.

Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect our common stock, both because significant sales could depress prices, and because sales by management could provide a negative signal to the market about our prospects.

(16) All of the shares of Common Stock owned by our officers, directors and consultants will be registered later in a registration on Form S-8 and may be resold by them, which may have a negative impact on their interest in MagnaData’s future.

We intend to register all of the shares of our outstanding common stock, including all of the shares held by our officers, directors and consultants. This will allow our officers, directors and consultants to more easily sell all of their MagnaData stock, which may have a negative impact on their interest in the future success of MagnaData.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements will should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under “Risk Factors.”

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Controls Evaluation and Related CEO and CFO Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because the business of MagnaData is early stage and very simple, our controls are not complex at this time. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-QSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to MagnaData is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.

Exhibits

Exhibit 31.1 – Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 14, 2004	MagnaData, Inc. By: /S/ David Neal David Neal, President, Chief Executive Officer and Chief Financial Officer