Form 10QSB
period 2004-06-30
MAGNADATA INC
filed 2004-08-10
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No   ☐

 Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 10, 2004
Common Stock, $.0001 par value	1,681,500

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	1

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30 2004, for the Period February 6, 2003 (Date of Inception) Through June 30, 2003, for the Six Months Ended June 30, 2004, for the Period February 6, 2003 (Date of Inception) Through June 20, 2003, and for the Period February 6, 2003 (Date of Inception) Through June 30, 2004 (unaudited)	2

	Condensed Consolidated Statements of Cashflows for the Six Months Ended June 30, 2004, for the Period February 6, 2003 (Date of Inception) Through June 20, 2003, and for the Period February 6, 2003 (Date of Inception) Through June 30, 2004 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(UNAUDITED)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$5,413	$219
Prepaid consulting expense	-	5,833
Total Current Assets	5,413	6,052
Total Assets	5,413	6,052

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued liabilities	86,184	67,565
Note payable	5,000	-
Related party payable	135	135
Total Current Liabilities	91,319	67,700
Stockholders' Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares
authorized; zero shares issued and outstanding, respectively	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized;
1,619,000 and 1,505,000 shares issued and outstanding, respectively	164	151
Additional paid-in capital	56,841	45,454
Deficit accumulated during the development stage	(142,911)	(107,253)
Total Stockholders' Deficit	(85,906)	(61,648)
Total Liabilities and Stockholders' Deficit	$5,413	$6,052

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Operations
(UNAUDITED)
				For the Period	For the Period
	For the Three	For the Three	For the Six	February 6, 2003	February 6, 2003
	Months Ended	Months Ended	Months Ended	(Date of Inception)	(Date of Inception)
	June 30,	June 30,	June 30,	through June 30,	through June 30
	2004	2003	2004	2003	2004

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	14,384	42,484	35,658	76,911	142,911
Net Loss	$(14,384)	$(42,484)	$(35,658)	$(76,911)	$(142,911)

Basic Loss Per Share	(0.01)	(0.03)	(0.02)	(0.05)

Weighted Average Number of Shares
Outstanding	1,538,121	1,321,563	1,521,560	1,412,692

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Unaudited Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
		For the Period	For the Period
	For the Six	February 6, 2003	February 6, 2003
	Months Ended	(Date of Inception)	(Date of Inception)
	June 30,	through June 30,	through June 30,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$(35,658)	$(76,911)	$(142,911)
Adjustment to reconcile net income to net cash
provided from operating activities:
Prepaid consulting expense	5,833	-	-
Accrued liabilities	18,619	34,091	86,184
Net Cash From Operating Activities	(11,206)	(42,820)	(56,727)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Advance from related party	-	135	135
Proceeds from note payable	5,000	-	5,000
Proceeds from sale of common stock	11,400	45,605	57,005
Net Cash From Financing Activities	16,400	45,740	62,140

Net Increase in Cash	5,194	2,920	5,413
Cash at Beginning of Period	219	-	-
Cash at End of Period	$5,413	$2,920	$5,413

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprises)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — On February 6, 2003, MagnaData, Inc. (“the Company”) was organized under the laws of the State of Delaware.  The Company’s wholly owned subsidiary, MagnaData (NC), Inc. was incorporated under the laws of North Carolina on February 18, 2003.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and a note payable to sustain operations.  The planned operations of the Company consist of advising Internet Service Providers on how to develop and sell e-commerce intelligence. The Company has had no revenues from any source to date.  The Company has selected December 31 as its fiscal year end.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of MagnaData, Inc. and its wholly-owned subsidiary MagnaData (NC), Inc.  Inter-company accounts and transactions have been eliminated in consolidation.

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

NOTE 2 – NOTES PAYABLE

In January 2004, the Company borrowed $5,000 and entered into a note payable agreement for the repayment of these funds.  The note bears interest of 12% per annum and is due on demand after January 1, 2005.  For the three and six months ended June 30, 2004, the Company accrued interest expense of $146 and $260, respectively.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprises)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock — During the six months ended June 30, 2004, the Company issued 114,000 shares of common stock to various individuals for cash proceeds of $11,400 or $0.10 per share.

Equity Compensation Plan — On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of June 30, 2004, no shares were issued under this plan.

NOTE 4 – RELATED PARTY TRANSACTIONS

During February 2003, the Company entered into consulting agreements with a shareholder/officer of the Company and a company related through common ownership for executive, management and financial planning services.  These agreements expired in February 2004.  As part of these consulting agreements, the Company paid $31,000 for compensation, and $4,000 for one year’s rental of office space.  These amounts were amortized over the life of the agreement.  During the six months ended June 30, 2004, the Company recognized $5,167 in consulting fees and $667 in rent under these agreements.  From February 6, 2003 through June 30, 2004, the Company recognized the full amount under these agreements.  Subsequent to year end, these agreements were amended.  Beginning the month the Company raises at least $2,250,000 from sales of securities, the Company will pay $7,750 per month for consulting services and $1,000 per month for rent.  The amended agreements terminate March 2005.

During the six months ended June 30, 2004, the Company paid a shareholder/officer $6,000 of consulting expense for services rendered.

NOTE 5 – SUBSEQUENT EVENT

During July 2004, the Company issued 62,500 shares of common stock to various individuals for cash proceeds of $6,250 or $0.10 per share.

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

Our auditors have issued a going concern opinion in their audit report.  This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital.  This is because we have not generated any revenues and no revenues are anticipated until and unless we raise approximately $1,350,000 of capital which is necessary to pay offering expenses, repay debt and to fund our operation until we anticipate we will be able to sell and provide services.  As of July 20, 2004, we have raised a total of approximately $63,000 private and public stock offerings.

Our registration statement covering the sale of up to 30 million shares of our Common Stock became effective in April 2004.  We seek to raise up to $3,000,000 from sales of 30 million shares in that registered offering, but we have sold only 176,500 shares to date.

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

We estimate we will have approximately $1,350,000 of expenditures during our first year of operation.  This amount may be reduced by $93,753 if we fail to raise $1,500,000 and we do not generate revenue during the first year as no salary would be paid to the Chief Executive Officer until we raise $1,500,000 or begin to generate revenue.  We expect business to increase and necessitate a 50 percent increase in costs in Year 2.  We believe it will be necessary to raise approximately $1.4 million to provide sufficient funds to pay offering expenses, repay debt and for one year of operations as described above.  We believe this amount will be sufficient to allow us to generate our first revenue.  Generating revenue may make additional financing possible.  For each $500,000 we raise above the $1.4 million, we will be able to deploy an additional cross-functional team to provide services to ISPs.

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

  Identify part-time controller for hiring upon completion of financing.

Second Quarter -

  Commission and supervise initial marketing study to refine MagnaData’s approach to the market.

  Acquire computer equipment and set up IT infrastructure.

  Identify and contract for office space or executive suite to serve as headquarters for the Company. Set up offices, including physical infrastructure.

  Hire Controller and begin developing financial infrastructure.

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

  Travel to sites of potential first customers.

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

  Submit contract to second major ISP customer.

Fourth Quarter -

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

Results of Operations

From February 6, 2003, Date of Inception, through March 31, 2004, we have used our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on February 6, 2003 to June 30, 2004 was $62,140.  Of this amount, $57,005 was proceeds from sales of common stock and $5,135 was a loan.  In addition, certain advisors, officers and directors have all provided services to MagnaData, either without payment or under agreements that do not require further payment, although services continue to be provided.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from business operations.

We issued 1,505,000 shares of common stock through private placement offerings in February through April of 2003 and 176,500 shares of common stock through our public offering through July of 2004.

As of June 30, 2004, our current assets were $5,413 and our current liabilities were $91,319.  MagnaData believes that it will have to raise additional capital (approximately $1,350,000) prior to December 31, 2004 to successfully conduct its business.

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

(14)  Our directors, executive officers and consultants beneficially own a majority of our Common Stock.  Their interests could conflict with yours.  These conflicts could cause them to make decisions that benefit them to the detriment of other shareholders.

As of August 1, 2004, our executive officers, directors and consultants were the beneficial owners of a majority of our common stock.  As a result, our executive officers and directors will have significant ability to:

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

MagnaData, Inc.

August 10, 2004	By: /S/ David Neal
David Neal, President, Chief Executive Officer and Chief Financial Officer