Form 10QSB
period 2004-09-30
MAGNADATA INC
filed 2004-11-09
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR
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

 Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common Stock, $.0001 par value	1,929,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003, and for the Nine Months Ended September 30, 2004, for the Period February 6, 2003 (Date of Inception) Through September 30, 2003, and for the Period February 6, 2003 (Date of Inception) Through September 30, 2004	2

	Unaudited Condensed Consolidated Statements of Cashflows for the Nine Months Ended September 30, 2004, for the Period February 6, 2003 (Date of Inception) Through September 30, 2003, and for the Period February 6, 2003 (Date of Inception) Through September 30, 2004	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(UNAUDITED)
	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$24,267	$219
Prepaid consulting expense	-	5,833
Total Current Assets	24,267	6,052
Total Assets	24,267	6,052

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accrued liabilities	81,630	67,565
Note payable	5,000	-
Related party payable	135	135
Total Current Liabilities	86,765	67,700
Stockholders' Deficit
Preferred stock - $0.0001 par value; 5,000,000 shares
authorized; zero shares issued and outstanding, respectively	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized;
1,929,000 and 1,505,000 shares issued and outstanding, respectively	195	151
Additional paid-in capital	87,810	45,454
Deficit accumulated during the development stage	(150,503)	(107,253)
Total Stockholders' Deficit	(62,498)	(61,648)
Total Liabilities and Stockholders' Deficit	$24,267	$6,052

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(UNAUDITED)
				For the Period	For the Period
	For the Three	For the Three	For the Nine	February 6, 2003	February 6, 2003
	Months Ended	Months Ended	Months Ended	(Date of Inception)	(Date of Inception)
	September 30,	September 30,	September 30,	through September 30,	through September 30,
	2004	2003	2004	2003	2004

Revenue	$-	$-	$-	$-	$-
General and administrative expenses	7,592	42,484	43,250	101,391	150,503
Net Loss	$(7,592)	$(42,484)	$(43,250)	$(101,391)	$(150,503)

Basic Loss Per Share	(0.00)	(0.03)	(0.03)	(0.07)

Weighted Average Number of Shares
Outstanding	1,825,212	1,505,000	1,612,516	1,393,072

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
		For the Period	For the Period
	For the Nine	February 6, 2003	February 6, 2003
	Months Ended	(Date of Inception)	(Date of Inception)
	September 30,	through September 30,	through September 30,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$(43,250)	$(101,391)	$(150,503)
Adjustment to reconcile net income to net cash
from operating activities:
Prepaid consulting expense	5,833	(11,667)	-
Accrued liabilities	14,065	67,568	81,630
Net Cash From Operating Activities	(23,352)	(45,490)	(68,873)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities
Advance from related party	-	135	135
Proceeds from note payable	5,000	-	5,000
Proceeds from sale of common stock	42,400	45,605	88,005
Net Cash From Financing Activities	47,400	45,740	93,140

Net Increase in Cash	24,048	250	24,267
Cash at Beginning of Period	219	-	-
Cash at End of Period	$24,267	$250	$24,267

See the accompanying notes to the condensed consolidated financial statements.

MAGNADATA, INC. AND SUBSIDIARY
(A Development Stage Enterprises)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations —On February 6, 2003, MagnaData, Inc. (“the Company”) was organized under the laws of the State of Delaware.  The Company’s wholly owned subsidiary, MagnaData (NC), Inc. was incorporated under the laws of North Carolina on February 18, 2003.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and a note payable to sustain operations.  The planned operations of the Company consist of advising Internet Service Providers on how to develop and sell e-commerce intelligence. The Company has had no revenues from any source to date.  The Company has selected December 31 as its fiscal year end.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of MagnaData, Inc. and its wholly-owned subsidiary MagnaData (NC), Inc.  Inter-company accounts and transactions have been eliminated in consolidation.

Interim Financial Information—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

NOTE 2 – NOTES PAYABLE

In January 2004, the Company borrowed $5,000 and entered into a note payable agreement for the repayment of these funds.  The note bears interest of 12% per annum and is due on demand after January 1, 2005.  For the three and nine months ended September 30, 2004, the Company accrued interest expense of $148 and $408, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock— During the nine months ended September 30, 2004, the Company issued 424,000 shares of common stock to various individuals for cash proceeds of $44,200 or $0.10 per share.

Equity Compensation Plan— On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of September 30, 2004, no shares were issued under this plan.

NOTE 4 – RELATED PARTY TRANSACTIONS

During February 2003, the Company entered into consulting agreements with a shareholder/officer of the Company and a company related through common ownership for executive, management and financial planning services.  These agreements expired in February 2004.  As part of these consulting agreements, the Company paid $31,000 for compensation, and $4,000 for one year’s rental of office space.  These amounts were amortized over the life of the agreement.  During the nine months ended September 30, 2004, the Company recognized $5,167 in consulting fees and $667 in rent under these agreements.  From February 6, 2003 through September 30, 2004, the Company recognized the full amount under these agreements.  In January 2004, these agreements were amended.  New terms state upon the month the Company raises at least $2,250,000 from sales of securities, the Company will pay $7,750 per month for consulting services and $1,000 per month for rent to the related party.  The amended agreements terminate March 2005.

During the nine months ended September 30, 2004, the Company paid a shareholder/officer $11,000 in consulting expenses for services rendered.

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

Our auditors have issued a going concern opinion in their audit report.  This means that our auditors believe there is doubt that our business operations can continue for the next 12 months unless we obtain additional capital.  This is because we have not generated any revenues and no revenues are anticipated until and unless we raise approximately $1,368,000 of capital which is necessary to pay offering expenses, repay debt and to fund our operation until we anticipate we will be able to sell and provide services.  To date, we have raised a total of $88,005 private and public stock offerings.

Our registration statement covering the sale of up to 30 million shares of our Common Stock became effective in April 2004, but we sold only 424,000 shares before the offering terminated.

First Year Summary Business Plan

The following discussion of our business plan assumes we can raise substantial additional capital, which to date we have been unable to raise.

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

                                                                                                                                   7

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

Estimated Costs

If we were able to raise the capital we sought to raise, we anticipated we would begin to receive revenue from customers during the fourth quarter.  We anticipate the cost for the foregoing would be approximately as follows on a month by month basis:

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

There is no assurance that we will be able to raise enough money through this offering to begin and stay in business.  We have not been successful in raising the capital we needed in our public offering, which terminated in August 2004.  We will have to find alternative sources, like a second public offering, a private placement of securities, or loans.  Our prospects for raising this capital are not good and have been impeded by delay in having our shares quoted for trading on the OTC-Bulletin Board.  We believe that if we are successful in raising the $1.4 million we need to repay debt and conduct operations during our first year and to begin generating revenue, MagnaData will become a more attractive investment for investors.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.  There can be no assurance we will be able to raise the money we need.  If we need additional cash and can’t raise it, w e will either have to suspend operations until we do raise the cash, or cease operations entirely.  In that event, MagnaData’s Board of Directors will evaluate the situation and may be forced to seek to sell any assets MagnaData has and repay creditors.  In that situation, it is not anticipated that assets will be sufficient to make any payments to shareholders.

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

Results of Operations

From February 6, 2003, Date of Inception, through September 30, 2004, we have used our common stock to raise money for corporate organization expenses. Net cash provided by financing activities from inception on February 6, 2003 to September 30, 2004 was $93,140.  Of this amount, $88,005 was proceeds from sales of common stock and $5,135 was from loans.  In addition, certain advisors, officers and directors have all provided services to MagnaData, either without payment or under agreements that do not require further payment, although services continue to be provided.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from business operations.

We issued 1,505,000 shares of common stock through private placement offerings in February through April of 2003 and 424,000 shares of common stock in our public offering through August of 2004.

As of September 30, 2004, our current assets were $24,267 and our current liabilities were $86,765.  MagnaData believes that it will have to raise additional capital (approximately $3,000,000) prior to December 31, 2004 to successfully conduct its business.

We have been unsuccessful in our public offering, which we terminated in August 2004.  We believe we may have exhausted all possible sources of capital, except that we believe we may be able to attract new investors if our securities are quoted for trading on the OTC-Bulletin Board.  We may need to liquidate the company, if we cannot raise more capital.

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

Our efforts to raise capital have been impeded by delays in having our stock quoted for trading on the OTC-Bulletin Board.  We need to raise approximately $1.4 million to pay repay debt and conduct operations during our first year.  Our first two years of operations will require approximately $3,000,000.  In the current economic environment, it is extremely difficult for companies without profits or revenue, such as MagnaData, to raise capital.  MagnaData may not be able to raise the capital we need in this offering or in later financings to conduct our business.  If we fail to raise the capital we need, we will not be able to conduct our business and you may lose your entire investment.  Even if we are successful in raising the additional funds, we may have to accept terms that adversely affect our stockholders.  For example, the terms of any future financing may impose restrictions on our right to declare dividends or on the manner in which we conduct our business.

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

We will seek to have our common stock eligible for quotation in the Over-the-Counter Electronic Bulletin Board (“OTCBB” or “Bulletin Board”).  This process has taken longer than we anticipated and we believe these delays have impeded our ability to raise capital.  We will continue to seek quotation on the OTCBB.  OTCBB eligible securities include securities not listed on NASDAQ or a registered national securities exchange in the U.S., issued by companies that are required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933, if such companies are current in their periodical reporting obligations.  MagnaData intends to engage a broker/dealer who will file a Form 211 with the National Association of Securities Dealers (“NASD”), which is required to allow our common stock to be quoted on the OTCBB.  For more information on the OTCBB see its website at www.otcbb.com.  If for any reason, however, any of our securities are not eligible for continued quotation on the Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their securities should they desire to do so.  If we are unable to satisfy the requirements for quotation on the Bulletin Board, any trading in our common stock would be conducted in the over-the-counter market in what are commonly referred to as the “pink sheets.”  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby.  The above-described rules may materially adversely affect the liquidity of the market for our securities.  There has been no public market for our common stock.  There can be no assurance that an active trading market will ever develop or, if it develops, will be maintained.  Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you will be unable to sell your shares.  If so, your investment will be a complete loss.

(14)  Our directors, executive officers and consultants beneficially own a majority of our Common Stock.  Their interests could conflict with yours.  These conflicts could cause them to make decisions that benefit them to the detriment of other shareholders.

As of November 1, 2004, our executive officers, directors and consultants were the beneficial owners of a majority of our common stock.  As a result, our executive officers and directors will have significant ability to:

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

 (a) The Company did not file any reports on Form 8-K during the three months ended September 30, 2004.

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

MagnaData, Inc.

November 9, 2004	By: /S/ David Neal
David Neal, President, Chief Executive Officer and Chief Financial Officer