Form 10KSB
period 2004-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2005-03-31
CIK 1222218

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-KSB

_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2004

Commission File #333-105778

MORTGAGEBROKERS.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

05-0554486

(IRS Employer Identification Number)

45 Vogell Road, Suite 101, Richmond Hill, Ontario L4B-3P6

(Address of principal executive offices )(Zip Code)

416-410-4848

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

___________________ _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $ 0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005, is: $2,199,750

Number of shares of the registrant’s common stock outstanding as of March 31, 2005 is: 32,860,000

Transfer Agent as of March 31, 2005:

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We were incorporated under the laws of Delaware on February 6, 2003. We commenced operations for the purposes of providing consulting and technical support services to Internet Service Providers (“ISPs”) to develop e-commerce market intelligence based on actual Internet activity by their customers and to sell such market intelligence to e-commerce merchants, vendors and service providers who need reliable and immediate metrics of online commercial activity. We are a development stage company and to date have not generated any revenue. We have minimal assets and we have conducted no operations except for formulating a business plan and fundraising activities. We have relied on sales of securities to fund all our activities to date.

On March 21, 2005, we entered into a Stock Purchase Agreement and Share Exchange with Mortgagebrokers.com, Inc. Pursuant to the Agreement, Mortgagebrokers.com, Inc. became our wholly owned subsidiary and we changed our name to Mortgagebrokers.com Holdings, Inc. Now, through our subsidiary we will act as mortgage brokerage firm serving the lending needs of real estate professionals, builders, and individual home buyers. We have access to a full range of mortgage sources, and we are dedicated to finding the right loan--with the best rates, terms and costs--to meet each client’s unique needs.

Our goal is to provide our customers with fair mortgage rates at reasonable prices, while keeping each client informed and educated throughout the process. Our goal is to ultimately launch an in-house lending division, while bringing new and innovative products to the market place.

We will attempt to serve Canadians’ mortgage needs across the country. Our operations will be based in Toronto, Ontario, a city considered to be the finance center of Canada, and home many of the country’s largest corporations. Toronto has more than 76,000 businesses generating a gross domestic product of $98 billion, and employs over 1.3 million people. We plan to implement four corporate offices in Toronto in 2005. The Canadian mortgage industry is a $500 billion industry with an estimated $40 billion in new mortgages this past year. In addition, we plan to obtain mortgage broker licenses across all 50 states in the USA. This process has already begun and we expect to have these licenses by the end of summer 2005.

We will attempt to take advantage of Canada’s strong real estate market. Though projected to be at its peak, the market is expected to remain strong for years to come. With the expected launch of a new 30- and 35-year amortization mortgage by CMHC and GE in early 2005, the housing market in Canada will continue to rise. MLS resale home prices in Canada’s 25 largest markets have risen at a 10% annual rate over the past three years, increasing the average selling price from $182,000 in the first three quarters of 2001 to $242,000 this year. Of these 25 markets, the majority have reported yearly price increases in the fairly narrow 5-10% range. Only six centers — Quebec City, Montreal, Hull, Ottawa, Edmonton, and Victoria — have prices increased more than 10% annually, while no major center has experienced declining prices.

One of our goal is to break the barriers that impede home ownership for those who want to purchase a home. We will provide potential and current homeowners the opportunity to find the best mortgage loan for their needs. Our mission is to provide superior personalized service at competitive costs for customers of our realtor and builder clients. We strive to seek unique and cost-effective solutions in attempting to secure a loan for each customer. We are committed to earning the respect and confidence of every customer. Our reputation will be built on the loyalty and confidence of our customers and our professional business relationships with the realtor and builder community.

We are a new mortgage brokerage company, with a high level of expertise in its field. We believe that we can provide superior personal service to buyers and we understand that 40% of business comes from repeat clients and their referrals. Our responsibility as mortgage professionals is to determine what a customer’s financial goals are--not merely quote a rate. We have access to hundreds of loan programs, allowing the broker to arrange the most beneficial solution for a client. Through these loan programs we will attempt of matching buyers to loan programs. We use an extensive questionnaire, enabling its buyers to list their wants and needs and the we take this questionnaire and use the supplied information to match buyers to loan packages based on their criteria.

We have employees with both mortgage broker and real estate broker licenses and we offer the following services to our clients:

Mortgage broker Division:

Banks usually pay anywhere between 0.75%-1.00% broker fees on closed transactions. Based on an average mortgage of $300,000, we are looking at a broker fee in the range of $2250 to $3000. This creates an environment in which we must have 2 types of mortgage consultants:

1.

Regular mortgage consultants (RMC): RMCs will work from their own offices and homes, and will package and underwrite their own deals. They will keep 95% of total finder’s fee and we will keep the remaining 5% of the finder’s fee, plus the volume bonus.

2.

In-house mortgage consultants (IMC): IMCs will work from corporate offices across Canada and USA. We will provide them with central underwriting and office support. We will also provide them with office space, and mortgage leads from the telemarketing and call center operations. Consultants will keep 65% of the commissions and we will keep the remaining 35% of the finder’s fee, plus the volume bonus.

Lending division:

Our lending division will have revenue from the following three different sources:

1.	Arranging/Lender fee: This fee will be charged on every mortgage that we fund. The fee will range from 1.5% to 5% based on its structure and LTV of the deal.

2.

Interest differential/Override: We will earn income and money from the interest rate differential charged to customers. We will expect a borrowing cost of a prime and expected investment rate of Prime+4.0 to Prime + 10.00, based on LTV and also the type of security involved.

3.	Co-broker Fee: Every deal that has been funded by this division will split its member’s broker fees 50/50.

Real Estate Division:

Our real estate division will see revenues from real estate transactions, property management, and real estate consulting services. We will be receiving revenues in project management fees for limited partnership and joint venture transactions.

Part of our expansion strategy will be to be actively searching for mortgage broker companies that fit our criteria, so they can join our network, or be purchased. We will consider companies that meet or exceed the following criteria:

•	Strong market share based on geographical relation to market
•	The number of mortgage processed for the past 3 years
•

               Revenue model and financial statements of the company. We will be looking for companies that have healthy financials and income streams. We will also look for firms that are undervalued, because of their potential.

•

               Location. Provincial or large cities can open doors, in regards to licensing and recruiting. These strategic locations will be carefully chosen, to ensure a proper market entry for us in that geographic region.

Marketing

We will use a mix of direct marketing, telemarketing, seminars, television, and Internet marketing to reach its target market and the potential broker or brokerage firm. We will further outline the following with the development of a comprehensive marketing plan and operational plan:

1.	Hiring of new mortgage brokers.
2.	Acquisitions of smaller existing mortgage broker companies.
3.	Opening store front, high visibility new branch and franchise offices across the greater Toronto area initially; and then larger Canadian cities.
4.	Partnership and affiliate programs for business associates such as lawyers, accountants, real estate brokers, etc.
5.	Online marketing and advertising.
6.	Hiring of PR Company or PR individual to assist in marketing.
7.	TV commercials (infomercials).
8.	Radio advertising.

9.	Strategically franchised offices in real estate offices across Canada.

10.	Strategic partnerships with large Canadian web portals.
11.	Online affiliate programs for smaller websites.
12.	Telemarketing campaigns to get switch and refinance business.
13.	Fax and phone broadcasting across Canada.

14.	Strategic alliances with large unions and groups such a Teamster unions, CAW, and steelworkers.

Competition

The direct competitors of MortgageBrokers.com in the fields of business of broker loans, or retail mortgage lenders, are: Mortgage Intelligence, Mortgage Alliance, Invis.

Mortgage Intelligence, Invis and Mortgage Alliance are each mortgage brokerage firms that specialize in helping consumers obtain financing for their homes. Invis is also a mortgage brokerage firm that specializes in helping consumers obtain financing for their homes. Each of these companies has been in the industry for much longer that us and have much larger sales forces. However, we believe that we will be able to provide lower costs to the customer and have better customer service. Also these companies are not lenders are limited in the type of consumer it can assist.

In addition, we will indirectly compete against banks such as Td Bank, Royal Bank of Canada, Bank Of Montréal, Scotia Bank, and other small bank and trust companies for the same market in Canada. In the United States, our competitors include Country Wide Mortgages, Ditech.com, Eloan.com, LendingTree.com and many smaller moms and pop shops.

Employees

We currently have 12 employees and 35 mortgage consultants.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 45 Vogell Road, Suite 101, Richmond Hill,  Ontario L4B-3P6. This office space is leased to us for $ 11,317.50 per month pursuant to an 18 month lease which ends on 14 July 2006. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 31, 2005, there are approximately 45 shareholders of record of our common stock. Our shares of common stock were recently approved for quotation on the OTC Bulletin Board under the symbol “MBKR”.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

We will continue to execute our marketing plan to increase our sales force base. We presently have 35 mortgage brokers working on our sales forces. The strategy is based on existing firm acquisitions and franchise development. We will be actively searching for mortgage broker companies that fit our criteria, so they can join its network, or be purchased. We will consider companies that meet or exceed the following criteria:

1.	Strong market share based on geographical relation to market;
2.	The number of mortgages processed for the past 3 years;
3.	A strong revenue model and financial statements of the company.

4.	Companies that are located in provincial or large cities which can open doors, in regards to licensing and recruiting.

We will use a mix of direct marketing, telemarketing, seminars, television, and Internet marketing to reach its target market and the potential broker or brokerage firm. We will further outline the following with the development of a comprehensive marketing plan and operational plan:

•	Hiring of new Mortgage Brokers and loan officers.
•	Acquisitions of smaller existing mortgage broker companies.
•	Opening store front, high visibility new branch and franchise offices across the greater Toronto area initially; and then larger Canadian cities.
•	Partnership and affiliate programs for business associates such as lawyers, accountants, real estate brokers, etc.
•	Online marketing and advertising.
•	Hiring of PR Company or PR individual to assist our firm in marketing.

•	TV commercials (infomercials).
•	Radio advertising.
•	Strategically franchised offices in real estate offices across North America.
•	Strategic partnerships with large North American web portals.
•	Online affiliate programs for smaller websites.
•	Telemarketing campaigns to get switch and refinance business.
•	Fax and phone broadcasting across North America.

•	Strategic alliances with large unions, corporations and groups and unions.

In the second half of 2005 we hope to be able to start our outbound call centre approach by offering mortgage and debt consolidation to clienteles in the market. By this time (end of second quarter) our goal is to have at least 75 Loan officers (mortgage brokers). We currently have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. However, we will require additional funds to increase marketing, to expand operations, and for further development of our website. No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/or membership could necessitate the purchase of additional servers.

Results of Operation

We generated not generated any operating income from inception through December 31, 2004. Expenses for the year ended December 31, 2004 were comprised of costs mainly associated with legal and accounting fees, and office expenses.

Liquidity and Capital Resources

At December 31, 2004, we had cash of $0.00 on hand. We currently have enough cash to satisfy our minimum cash requirements for the next twelve months to maintain our operations. However, we will require additional funds to increase marketing, to expand operations, and for further development of our website.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

MORTGAGEBROKERS.COM HOLDING, INC.

[Formerly known as MagnaData, Inc.]

(A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

MORTGAGEBROCKERS.COM HOLDING, INC.

(A Development Stage Enterprise)

[Formerly known as MagnaData, Inc.]

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Consolidated Balance Sheets - December 31, 2004 and 2003	2

Consolidated Statements of Operations for the Year
ended December 31, 2004 and for the period from
February 6, 2003 (Date of Inception) Through December 31,
2003 and for the period from February 6, 2003 (Date of Inception)
through December 31, 2004.	3

Consolidated Statements of Stockholders’ Deficit for the period
February 6, 2003 (Date of Inception) and through December 31, 2003 and
for the year ended December 31, 2004	4

Consolidated Statements of Cash Flows for the Year ended December
31, 2004 and for the period from February 6, 2003 (Date of Inception)
through December 31, 2003 and for the period from February 6, 2003
(Date of Inception) through December 31, 2004	5

                Notes to Consolidated Financial Statements6

HANSEN, BARNETT & MAXWELL

A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mortgagebrokers.com Holding, Inc.

We have audited the balance sheets of Mortgagebrokers.com Holding, Inc. (“the Company”, formerly known as MagnaData, Inc.) and subsidiary (a development stage enterprise) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit and cash flows for the year ended of December 31, 2004 and for the period from February 6, 2003 (date of inception) through December 31, 2003 and for the period from February 6, 2003 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holding, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from February 6, 2003 (date of inception) through December 31, 2003 and for the period from February 6, 2003 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of operating history raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 15, 2005

1

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MORTGAGEBROKERS.COM HOLDING, INC.

[Formerly known as MagnaData, Inc.]

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 and the period from February 6, 2003

(date of inception) through December 31, 2003.

NOTE 1 – NATURE OF BUSINESS

Organization and Nature of Operations — Mortgagebrokers.com Holding, Inc. (“the Company”) registered a change of name with the state of Delaware in 2005 it was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company’s wholly owned subsidiary, MagnaData (NC), Inc. was incorporated under the laws of North Carolina on February 18, 2003. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The planned operations of the Company consist of advising Internet Service Providers on how to develop and sell e-commerce intelligence. The Company has had no revenues from any source to date. The Company has selected December 31 as its fiscal year end.

Consolidation — The accompanying consolidated financial statements include the accounts of Mortgagebrokers.com Holding, Inc. and its wholly-owned subsidiary MagnaData (NC), Inc. Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

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

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There are no outstanding stock options to include in the computation of diluted net loss per share.

MORTGAGEBROKERS.COM HOLDING, INC.

[Formerly known as MagnaData, Inc.]

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 and the period from February 6, 2003

(date of inception) through December 31, 2003.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock —In February 2003, the Company issued 2,400 shares of common stock to founders of the Company, for cash proceeds of $105 or $0.04 per share. Immediately following the issuance, the shareholders approved a 437.5 for 1 forward stock split to its outstanding common stock. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

In 2004 and 2003 the Company issued 424,000 and 455,000 shares of common stock to various individuals for cash proceeds of $42,400 and $45,500or $0.10 per share, respectively.

Equity Compensation Plan — On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of December 31, 2004, no options have been granted under this plan.

NOTE 4 – RELATED PARTY TRANSACTIONS

During February 2003, the Company entered into consulting agreements with a shareholder/officer of the Company and a company related through common ownership for executive, management and financial planning services. The Company recognized $22,113 and $29,167 in consulting expense for 2004 and 2003 respectively under these agreements. The amended agreements terminate March 2005.

NOTE 5 – CHANGE OF CONTROL

Subsequent to December 31, 2004, and pursuant to the terms of a Stock Purchase Agreement, on January 31, 2005, Mortgagebrokers.com Holding, Inc. purchased 1,510,000 shares of MagnaData’s issued and outstanding common stock from certain shareholders. The 1,510,000 shares represent a majority of the Company’s outstanding common stock. Mortgagebrokers.com Holding, Inc. paid a total of $692,813 to the shareholders for their shares. The transaction resulted in a change in control of the company. A change of name was consequently registered in the State of Delaware and noted in the Form 3 filed with the SEC on February 7, 2005.

As part of the sale, $74,727 of debt was forgiven by a third party and $5,698 of debt and accrued interest was forgiven by a shareholder which will result in a gain on forgiveness of debt of $80,425 in 2005.

.

MORTGAGEBROKERS.COM HOLDING, INC.

[Formerly known as MagnaData, Inc.]

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2004 and the period from February 6, 2003

(date of inception) through December 31, 2003.

NOTE 6 – INCOME TAXES

The Company has paid no federal or state income taxes. As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $160,429 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2004 and 2003 are as follows:

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Our accountant is Hansen, Barnett & Maxwell, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Alex Haditaghi                                                                32                    President, Chief Executive Officer,

Chief Financial Officer, Chairman
of the Board of Directors

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

ALEX HADITAGHI was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Secretary as of January 31, 2005. Mr. Haditaghi attended York University in Ontario, Canada, and graduated in 1996 with majors in Biochemistry and Business. From 1997 to 2000, Mr. Haditaghi was the President and Owner of Yes.ca Corp, an e-commerce solution provider to small and medium sized companies in Canada. With over 300 clientele, Yes.ca Corp. provided Canadian companies with leading edge technology and software solutions. Mr. Haditaghi was responsible for the day-to-day operations of the company. In 2001, Mr. Haditaghi founded Lending Tree Canada and currently acts as President and Chief Executive Officer. Mr. Haditaghi has created innovative value-added services through a variety of lending channels. He oversees all corporate and board functions, and is responsible for the formulation of current and long-range plans and objectives. He also represents the organization in relations with its customers and the business community.

The following sets forth the management team for Mortgagebrokers.com, Inc., our wholly owned subsidiary:

Alex Haditaghi-CEO

Mr. Haditaghi formed MortgageBrokers.com after a successful career as a business entrepreneur and mortgage lending specialist. He has an extensive network of institutional and private lenders in the mortgage lending sector. Mr. Haditaghi has successfully created innovative value-added services through a variety of lending channels. He is one of the foremost Canadian mortgage specialists in the online mortgage lending industry. In 1996, Mr. Haditaghi launched and operated InfoSoft Media, one of Canada’s premier information technology and E-Commerce solution providers.

Dong Lee-Vice President

As Vice-President for Mortgagebrokers.com, Dong Lee brings expertise in both the mortgage financing and real estate sectors. In his role as Senior Manager-Alternate Delivery Channels, for Scotia Bank, Lee oversaw the strategic direction of both Soctiabank’s broker and mortgage sales forces nationally. In this position, Lee oversaw over $300 million worth of lending business. Prior to this, Lee successfully grew mortgage volumes by over 40% in his role as Business Development Manager.

Before joining Scotia Bank, Lee spent several years as the Business Development Officer for the Canada Mortgage & Housing Corporation (CMHC), where he managed and grew the market share of CMHC’s largest lender portfolio. Before specializing in the mortgage sector, Lee spent several years with TD Financial group as Manager of Korean banking. Under that position, Lee successfully developed, implemented and managed the Korean Banking Centre, establishing a multi million dollar referral network with several of the largest banks in Korea.

A graduate from Queen’s University’s Business program, Lee is currently completing his MBA through Dalhousie University. During his studies at Queen’s, Lee studied international business at Herstmonceux Castle in Hailsham, England. The North York husband and father of one has served his community through his involvement with the United Way and was a recent recipient of the United Way Hero Award.

BILL BEAVERS-Vice-President of Finance.

Bill Beavers has held senior financial positions for over 25 years. For over 20 years, Beavers held several senior positions with Ernst & Young, including Senior Vice President in their restructuring practice. During his career there, Beavers was both a manager and partner, and spent five years in the audit practice. He has worked on a multitude of assignments for lenders, debtors and governments and he brings with him a wealth of experience in credit and viability assessments, financial and operational restructuring, raising capital and business start-ups. His extensive experience combined with his skill assessing financial service business ventures makes him a valuable asset to the Mortgagebrokers.com team.

On the international scene, Beavers worked in Bermuda as team leader in the liquidation of a large re-insurance company. For the past ten years Beavers has been an independent consultant advising various companies in the initial stages of going public and assisting management in raising capital. Beavers has served as a director for three public companies and has served as chair of the audit committee on two of them.

A graduate from the University of Western Ontario, Bill has earned his CA designation in both Ontario and Bermuda and was licensed as a Trustee in Bankruptcy. Bill has taken a variety of professional courses including an executive training course from Harvard University. An avid reader, golfer and outdoorsman, Beavers has served his community through his involvement with the Boy Scouts of Ontario and the Reach for the Rainbow Children’s Charity.

Michael Williams-Vice President Operations.

Mr. Williams has over 14 years experience in the areas of real estate and mortgage lending with major Canadian financial institutions, including 8 years with TD Canada Trust. He has extensive experience as the senior mortgage underwriter on our mortgage transactions involving both institutional and private lenders.

Rosa Lamanna- Senior Sales Manager.

Ms. Lamanna’s experience in the banking and lending sectors spans 25 years primarily with Intesa Bank of Canada. She has extensive experience in mortgage servicing, risk assessment and mortgage underwriting. Ms. Lamanna’s primary duties at Lending Tree involve leading the Company’s mortgage sales team and providing on-site mortgage training to MortgageBrokers.com ‘s mortgage consultants.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Total Shares	% of Shareholdings

Alex Haditaghi	26,575,000	80.87%

All executive officers	26,975,000	80.87%

and directors as a group

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 21, 2005, we obtained all of the shares of Mortgagebrokers.com, Inc. a Delaware corporation, from Alex Haditaghi, our sole officer and director, in consideration for the issuance of 4,000,000 shares of our common stock to Alex Haditaghi, the sole Mortgagebrokers.com, Inc. shareholder pursuant to a Stock Purchase Agreement and Share Exchange between Mortgagebrokers.com, Inc. and us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules
In Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.3	By-laws (1)

(1) Incorporated by reference to our Form SB-2 (SEC File No. 333-117718).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2004, we were billed approximately $5000.00 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2004, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary	March 31, 2005
Alex Haditaghi	and Director