Form 10QSB
period 2005-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2005-05-23
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED March 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Vogell Road, Suite 101, Richmond Hill, Ontario L4B-3P6

(Address of principal executive offices and zip code

 Registrant’s telephone number, including area code: (416) 410-4848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No   ☐

 Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common Stock, $.0001 par value	32,935,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	1

	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2005	2

	Unaudited Condensed Consolidated Statements of Cashflows for the Nine Months Ended March 31, 2005,	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

[Formerly Known as MagnaData, Inc.]

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements..............................	5-7

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 3,211	$ 8,416

Total Current Assets	3,211	-

Investment	8,000	-

TOTAL ASSETS	$ 11,211	$ 8,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued Liabilities	$ 5,415	$ 75,705
Related Party Payable	-	5,135

TOTAL LIABILITIES	5,415	80,840

STOCKHOLDERS’ EQUITY
Preferred stock- $.0001 par value; 5,000,000 shares authorized, none issued	-	-
Common Stock - $.0001 par value; 100,000,000 shares authorized;
32,935,000 and 1,929,000 issued and outstanding	220	193
Additional paid-in capital	95,785	87,812
Accumulated deficit	(90,209)	(160,429)

TOTAL STOCKHOLDERS’ EQUITY	5,796	(72,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,211	$ 8,416

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			from February 6,
	Three Months Ended March 31,		2003 (inception)
	2005	2004	to March 31, 2005
	(Unaudited)	(Unaudited)

Revenues	$ -	$ -	$ -

General and administrative expenses	10,205	21,274	170,634

NET LOSS FROM OPERATIONS	(10,205)	(21,274)	$ (170,634)

Gain on extinguishment of debt	80,425	-	80,425

NET INCOME (LOSS)	$ 70,220	$ (21,274)	$ (90,209)

Net loss per share - basic and diluted	$ -	$ -

Weighted average number of shares
outstanding - basic and diluted	8,447,202	1,505,000

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from February 6,
	Three Months Ended March 31,		2003 (inception)
	2005	2004	to March 31, 2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$ 70,220	$ (21,274)	$ (90,209)
Changes in assets and liabilities
Prepaid consulting expense	-	5,833	-
Accrued liabilities	(70,290)	13,061	5,415

Net cash used in operating activities	(70)	(2,380)	(84,794)

Cash Flows from Investing Activities	-	-	-
Net cash used by investing activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	5,000	5,135
Repayment of shareholder loan	(5,135)	-	(5,135)
Issuance of common stock	8,000	-	96,005
Purchase of stock for subsidiary	(8,000)	-	(8,000)

Net cash used by financing activities	(5,135)	5,000	88,005

Change in Cash	(5,205)	2,620	3,211
Cash - Beginning of period	$ 8,416	$ 219	$ -

Cash - Ending of period	$ 3,211	$ 2,839	$ 3,211

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC AND SUBSIDIARIES.

[Formerly Known As Magnadata, Inc.]

(A Development Stage Enterprise)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MortgageBrokers.com, Holdings Inc. (the “Company”) registered a change of name with the state of Delaware in 2005 it was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company’s wholly owned subsidiary, MagnaData (NC), Inc. was incorporated under the laws of North Carolina on February 18, 2003. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The planned operations of the Company consist of becoming a mortgage broker in Ontario through its subsidiary mortgagebrokers.com, Inc.

Development Stage Enterprise

The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2004. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the related operating results and cash flows for the

MORTGAGEBROKERS.COM HOLDINGS, INC AND SUBSIDIARIES.

[Formerly Known As Magnadata, Inc.]

(A Development Stage Enterprise)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE 2 - INCOME TAXES

There was no income tax expense for the quarter ended March 31, 2005 due to the Company’s recurring net losses.

NOTE 3 – STOCKHOLDERS’ EQUITY

On March 11, 2005 the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $.0001.

Pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com, Inc., the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return of the ownership of the subsidiary the company issued 4,000,000 shares of stock to Alex Haditaghi the sole shareholder of Mortagebrokers.com, Inc. and the president of the Company.

NOTE 4 – CHANGE OF CONTROL

Pursuant to the terms of a Stock Purchase Agreement, on January 31, 2005, Mortgagebrokers.com Holdings, Inc. purchased 1,510,000 shares of MagnaData’s issued and outstanding common stock from certain shareholders. The 1,510,000 shares represent a majority of the Company’s outstanding common stock. Mortgagebrokers.com Holdings, Inc. paid a total of $692,813 to the shareholders for their shares. The transaction resulted in a change in control of the Company. A change of name was consequently registered in the State of Delaware and noted in the Form 3 filed with the SEC on February 7, 2005.

MORTGAGEBROKERS.COM HOLDINGS, INC AND SUBSIDIARIES.

[Formerly Known As Magnadata, Inc.]

(A Development Stage Enterprise)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2005

As part of the sale, $74,727 of debt was forgiven by a third party and $5,698 of debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425 during the first quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management’s current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “intend”, “expect”, “believe”, “anticipate”, “could”, “estimate”, “plan”, or “continue” or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the shares. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control. These factors include, but are not limited to, the factors discussed above under “Risk Factors.”

Plan of Operations

This past quarter, we made significant strides to set up operations in Ontario, the largest Provincial opportunity in Canada. This involved incorporating MortgageBrokers.com Inc. in Ontario (subsidiary of MortgageBrokers.com Holding) to comply with regulatory rules, registering the company with the Financial Services Commission of Ontario (FSCO), registering our 35 mortgage agents, finalizing Equifax access and establishing lender relationships. With this structure now in place, the company received its first mortgage commitment this quarter and expect to start earning revenues in the coming quarter.

We have completed our information technology department with the new appointment of three programmers and one graphic designer to work on our Eximius™ platform. As of this first quarter, we have successfully built the Alpha version of Eximius and currently in Beta testing. In addition, we have added new features to our on-line application form, improving customer experience and information flow.

Marketing Activity:

The company through its public relations firm created media kits, brochures and promotional material to reach potential business partners, customers and the media community. The company also participated in an on-line investor relations interview and a radio interview that was broadcasted in selected cities across the country covering MortgageBrokers.com. The company has also signed a commitment with a media company to develop and produce infomercials to be aired in the coming quarter.

Business Development Activity:

The company is committed to its active mortgage agents and continues to recruit other qualified mortgage agents. In an effort to support our sales team, the company has created a training module that is geared towards improving sales effectiveness and helping agents reach their sales goals.

The company has also received numerous franchise inquires and expressions of interest from both Canada and the United States. As a result, the company is currently in discussion to grant franchise applications in Canada and investigating acquisition targets in the United States. The company has also engaged a number of Fortune 1000 companies regarding Infinity type programs and remains hopeful that an agreement is within reach. The company is also in discussions with a number of firms regarding the diversification of its suite of financial solutions it can offer to customers and diversify the company’s product offerings. These are encouraging opportunities, given the company has yet to formally market its product and service value proposition to the market. The company feels that once a formal marketing plan is in place, many more partnership opportunities will present themselves.

The company also has received several inquires and offers for equity and debt financing to support the company’s future growth activities. MortgageBrokers.com is investigating these proposals and considering their strategic fit. This is also encouraging for the company to know that financing opportunities exist to grow the company forward.

Human Resources Activity:

This past quarter, the company hired Robert Hyde, Vice President of Strategy and Corporate Development. In addition, the company has narrowed down candidates for the remaining key senior management posts and expects to fill these positions this coming quarter. These are critical appointments to round out the management team and build this company forward.

Results of Operation

The Company has not generated any revenues from inception (February 6, 2003) through March 31, 2005. For the three months ending March 31, 2005, although the Company has recognized a net loss of $10,205 all of which was in the form of general and administration expenses, the Company had net income in the amount of $70,220 due to the extinguishment of debt in the amount of $80,425.

The expenses for the three months ended March 31, 2005 were $10,205 which were all for general and administrative expenses, as compared to $21,274 of general and administrative expenses for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005 the Company had $3,211 in cash; $8,000 in investments and a total of $11,211 in assets. The Company had $5,415 in accrued liabilities, for a total of $5,415 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that the Company will be successful in the industry.

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

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedure that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

Exhibit 31.1 – Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

On February 7, 2005, the Company filed a Form 8K with the SEC based on a change in control of the Company.

On March 22, 2005, the Company filed a Form 8K with the SEC based on the execution of an Stock Purchase Agreement and Share Exchange between the Company and MortgageBrokers.com, Inc.

On March 24, 2005, the Company filed a Form 8K with the SEC based on the issuance of a press release.

On May 11, 2005, the Company filed a Form 8K with the SEC based on a change in accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MortgageBrokers.com Holdings, Inc.

May 23, 2005	By: /s/ Alex Haditaghi
Alex Haditaghi, President, Secretary and Director