Form 10QSB
period 2005-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2005-08-23
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Yes ☒	No ☐

 Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 22, 2005
Common Stock, $.0001 par value	32,935,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	1

	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005	2

	Unaudited Condensed Consolidated Statements of Cashflows for the Six Months Ended June 30, 2005,	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

[Formerly Known as MagnaData, Inc.]

(A Development Stage Enterprise)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to the Condensed Consolidated Financial Statements..............................	5-7

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$59,819	$8,416
Employee Loan Receivable	40,795	-

Total Current Assets	100,614	-

Investment	8,100	-
Other Assets	7,857	-
Furniture and Equipment, net	55,780	-

TOTAL ASSETS	$172,351	$8,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued Liabilities	$99,307	$75,705
Related Party Payable	32,901	5,135

TOTAL LIABILITIES	132,208	80,840

STOCKHOLDERS’ EQUITY
Preferred stock- $.0001 par value; 5,000,000 shares authorized, none issued	-	-
Common Stock - $.0001 par value; 100,000,000 shares authorized;
33,154,230 and 1,929,000 issued and outstanding	302	193
Additional paid-in capital	315,015	87,812
Accumulated deficit	(273,758)	(160,429)
Accumulated other comprehensive income	(1,416)	-

TOTAL STOCKHOLDERS’ EQUITY	40,143	(72,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,351	$8,416

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					For the Period
					from February 6,
	Three Months Ended June 30,		Six Months Ended June 30,		2003 (inception)
	2005	2004	2005	2004	to June 30, 2005
	(Unaudited)	(Unaudited)

Revenues	$32,470	$-	$32,470	$-	$32,470

General and administrative expenses	215,934	14,384	226,139	35,658	386,568

NET LOSS FROM OPERATIONS	(183,464)	(14,384)	(193,669)	(35,658)	(354,098)

Other income (expense)
Interest expense	(85)	-	(85)	-	(85)

Total other income (expense)	(85)		(85)	-	(85)

Gain on extinguishment of debt	-	-	80,425	-	80,425

NET INCOME (LOSS)	$(183,549)	$(14,384)	$(113,329)	$(35,658)	$(273,758)

Comprehensive income (loss)
Foreign currency translation adjustment	(1,416)	-	(1,416)	-	(1,416)

Total comprehensive income (loss)	(184,965)	(14,384)	(114,745)	(35,658)	(275,174)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	8,447,202	1,538,121	20,827,144	1,521,560

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
[Formerly Known as MagnaData, Inc.]
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
			from February 6,
	Six Months Ended June 30,		2003 (inception)
	2005	2004	to June 30, 2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(113,329)	$(35,658)	$(273,758)
Depreciation	3,875		3,875
Foreign currency translation adjustment	(1,416)		(1,416)
Changes in assets and liabilities
Employee receivable	(40,795)		(40,795)
Other assets	(7,857)	5,833	(7,857)
Accounts payable	23,602	18,619	99,307

Net cash used in operating activities	(135,920)	(11,206)	(220,644)

Cash Flows from Investing Activities	-	-	-
Purchase of subsidiary	(8,100)	-	(8,100)
Purchase of equipment	(59,655)	-	(59,655)

Net cash used by investing activities	(67,755)	-	(67,755)

Cash Flows from Financing Activities
Proceeds from note payable	27,766	5,000	32,901
Issuance of common stock	227,312	11,400	315,317

Net cash used by financing activities	255,078	16,400	348,218

Change in Cash	51,403	5,194	59,819
Cash - Beginning of period	$8,416	$219	$-

Cash - Ending of period	$59,819	$5,413	$59,819

The accompanying notes are an integral part of these financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC AND SUBSIDIARIES.

[Formerly Known As Magnadata, Inc.]

(A Development Stage Enterprise)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10-KSB for the year ended December 31, 2004 as filed

MORTGAGEBROKERS.COM HOLDINGS, INC AND SUBSIDIARIES.

[Formerly Known As Magnadata, Inc.]

(A Development Stage Enterprise)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005

with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

NOTE 2 - INCOME TAXES

There was no income tax expense for the quarter ended June 30, 2005 due to the Company’s recurring net losses.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

Plan of Operations

This past quarter, we made significant strides in Canada by expanding our mortgage agent sales force. With this expanding sales force in place, the company has begun to generate revenues and more importantly grow our pipeline of revenue. Furthermore, we are poised to launch our “Broker Channel Acquisition Ownership Program” which we believe will address long standing issues in the industry of ownership, exit strategy and retention. We have received positive response from industry focus groups regarding our program and we are looking forward to announcing the program and its success in the coming quarters.

The Company is also on schedule to launch Version 1.0 of Eximius™ our proprietary technology platform in July 2005. Management believes we are progressing towards building a functional technology platform that will support our shared services platform.

Marketing Activity:

The Company continued to reach potential business partners, customers and the media community. The company was featured in the “Real Estate Magazine”, Canada’s premier business publication for the real estate industry. The company is continuing to work with a media company to develop and produce infomercials to be aired in the coming quarters.

Business Development Activity:

The company strongly believes that its extensive training module that is geared towards improving sales effectiveness and helping agents reach their sales goals is beginning to show results based on productivity amongst existing mortgage agents.

The company also continues to receive numerous partnership inquires and expressions of interest from both Canada and the United States. With the imminent launch of the “Broker Channel Acquisition Ownership Program”, the Company is now prepared to present its value proposition to Mortgage Brokers. The Company is continuing it’s discussions with a number of firms regarding the diversification of its suite of financial solutions it can offer to customers. These are encouraging opportunities, given the company has yet to fully market its product and service value proposition to the market.

The company also continues to receive inquires and offers for equity and debt financing to support the company’s future growth activities. MortgageBrokers.com is investigating these proposals and considering their strategic fit.

Human Resources Activity:

This past quarter, the company has been actively assessing qualified candidates to support the growth of the Mortgage Broker and Alternate sales channels. The company is extremely confident that these appointments will be made within the next quarter to help the Company operationalize its business plan.

Results of Operation

The Company has begun to generate revenues from operations. For the six months ending June 30, 2005, the Company recognized revenues of $ 32,470 and a net loss of $ 113,329 all of which was in the form of general and administration expenses, the Company recognized a gain in the amount of $80,425 due to the extinguishment of debt.

The expenses for the three months ended June 30, 2005 were $215,934 which were all for general and administrative expenses, as compared to $14,384 of general and administrative expenses for the three months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005 the Company had $59,819 in cash; $8,100 in investments; $55,780 in furniture and equipment; $40,795 in an employee loan receivable; and a total of $172,351 in assets. The Company had $99,307 in accrued liabilities, for a total of $132,208 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that the Company will be successful in the industry.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MortgageBrokers.com Holdings, Inc.

August 22, 2005	By: /s/ Alex Haditaghi
Alex Haditaghi, President, Secretary and Director