Form 10QSB
period 2005-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2005-11-18
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 15, 2005
Common Stock, $.0001 par value	32,935,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1

	Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2005	2

	Unaudited Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2005	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND CUMULATIVE

FROM INCEPTION (FEBRUARY 6, 2003) THROUGH SEPTEMBER 30, 2005

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3

Notes to the Condensed Consolidated Financial Statements4 - 9

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

September 30, 2005

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current Assets
Cash	$68,289	$8,416
Prepaid expenses and other	4,314	-
Loan Receivable	31,452	-

Total Current Assets	104,055	8,416

Goodwill	8,000	-

Furniture and Equipment, net	90,173	-

Total Assets	$202,228	$8,416

LIABILITIES

Current Liabilities
Accrued liabilities	$207,108	$75,705

Related Party Payable	65,522	5,135

Total Liabilities	272,630	80,840

STOCKHOLDERS’ DEFICIENCY

Preferred Stock - $.0001 par value; 5,000,000 shares authorized, none issued	-	-

Capital Stock - $.0001 par value; 100,000,000 shares authorized;
32,935,000 (2004 - 1,929,000) issued and outstanding	220	193

Additional Paid-In Capital	300,261	87,812

Accumulated Other Comprehensive Income	20,336	-

Accumulated Deficit During the Development Stage	(391,219)	(160,429)

Total Shareholders’ Deficit	(70,402)	(72,424)

Total Liabilities and Stockholders’ Deficiency	$202,228	$8,416

(The accompanying notes are an integral part of this financial statement)

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Period from February 6, 2003 (Inception) to September 30, 2005

	Three Months Ended		Nine Months Ended		For the Period From Feb 6, 2003 (Inception) to
	September 30,		September 30,		Sept 30,
	2005	2004	2005	2004	2005
			Unaudited

Revenues	$86,711	$-	$119,181	$-	$119,181

General and Administrative Expenses	203,784	7,592	429,923	43,250	590,352

Net Loss from Operations	(117,073)	(7,592)	(310,742)	(43,250)	(471,171)

Other Income (expense) Interest Expense	(388)	-	(473)	-	(473)

Total Other Income (Expense)	(388)	-	(473)	-	(473)

Gain on Extinguishment of Debt	-	-	80,425	-	80,425

Net Loss before income tax	(117,461)	(7,592)	(230,790)	(43,250)	(391,219)

Provision for income taxes	-	-	-	-	-

Net Loss	(117,461)	(7,592)	(230,790)	(43,250)	(391,219)

Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	21,752	-	20,336	-	20,336

Total Comprehensive Loss	$(95,709)	$(7,592)	$(210,454)	$(43,250)	$(370,883)

Net Loss Per Share - Basic and Diluted During the Period	$-	$-	$-	$-	$-

Weighted Average Number of Shares Outstanding -
Basic and Diluted During the Period	32,935,000	1,825,212	11,707,469	1,612,516

(The accompanying notes are an integral part of this financial statement)

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

Six Months Ended September 30, 2005 and Cumulated

from Inception (February 6, 2003) Through September 30, 2005

	Nine Months Ended September 30,	For the period from Feb. 6, 2003 (Inception) to June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(230,790)	$(43,250)	$(391,219)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization	3,912	-	3,912
Gain on extinguishment of debt	(80,425)	-	(80,425)
Change in assets and liabilities:
Prepaid expense	(4,314)	5,833	(4,314)
Loan Receivable	(31,452)	-	(31,452)
Account payable	211,828	14,065	287,533

Net cash (used in) provided by operating activities	(131,241)	(23,352)	(215,965)

Cash Flows from Investing Activities
Purchase of equipment	(94,085)	-	(94,085)
Purchase of goodwill	(8,000)	-	(8,000)

Net cash (used in) investing activities	(102,085)	-	(102,085)

Cash Flows from Financing Activities
Proceeds from note payable	60,387	42,400	65,522
Issuance of common stock	212,476	5,000	300,481

Net cash used in financing activities	272,863	47,400	366,003

Net Increase in Cash	39,537	24,048	47,953
Foreign Exchange on Cash Balances	20,336	-	20,336
Cash - beginning of period	8,416	219	-

Cash - end of period	$68,289	$24,267	$68,289

Supplemental Disclosures of Cash Flow Information Interest and Income Taxes Paid
The company had no cash flows arising from the following:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of this financial statement)

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

MortgageBrokers.com, Holdings Inc. (the “Company”) registered a change of name with the state of Delaware in 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing and testing its business plan and in raising capital to fund its operations. In the later part of our third quarter, the company began to execute its business strategy and generate revenue. The Company continues to rely upon cash flows from equity issuances to sustain operations. The planned operations of the Company consists of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada and the United States. Operations are presently conducted through the Company’s subsidiary’s Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has been in the development stage since its formation in February 6, 2003. Planned principal activities have not yet begun. At September 30, 2005, the Company had a working capital deficiency of $70,402 and incurred a loss of $95,709 for the three months period and a loss of $210,454 for the nine months period.

The Company’s ability to continue as a going concern is contingent upon its ability to secure financing, emerge from the development stage and attain profitable operations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (cont’d)

Development Stage Enterprise

The Company is currently devoting substantially all of its efforts to establishing a new business. During the first two quarters of 2005, management developed its business model, business plans and strategic market plans that included: organization of the company and divisions; identification of our sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ acquisition models; establishing the operational parameters for a centralized shared services underwriting call centre; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists. The Company is establishing book keeping practices to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit centre sales channels / divisions, namely: the mortgage broker sales channel - a national network of mortgage broker agent teams operating store front retail branch locations; and, the real estate sales - a centralized underwriting / brokerage sales call centre environment servicing strategic real estate partner lead referrals regionally supported with our business development officers.

In the latter part of the third quarter, 2005, the company began to execute its business strategy and generate revenue. These activities included the acquisition of several mortgage broker mortgage origination ‘books of business’ in our mortgage broker sales channel. The Company has also commenced discussions with strategic market partners for the launch of a central shared services environment for our Real Estate Sales Channel. The company has incurred expenses in the establishment of sales management resources and the launch of our Mortgage Broker and Real Estate sales channels. The company has begun to receive Revenue from these operations.

General and administrative expenses include incorporation of operating subsidiaries, administrative staff, professional fees, rent and utilities, telecommunications and internet service charges, insurance, and other related operating expenses. Marketing expenses include fees incurred in connection with obtaining regional licensure, business cards and commercial signage, tradeshow attendance and booth development expenses, travel, hotel, meals and entertainment associated with our sales management staff establishing a national retail mortgage broker branch network. Investor Relations expenses incurred include costs associated with raising capital and promoting the Company.

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (cont’d)

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted -average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (cont’d)

Recent Accounting Pronouncements (cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements. In January 2003, the Financial Accounting Standards Board (“SFAS”) issued SFAS Interpretation No. 46 “Consolidation of Variable Interest Entities”, an interpretation of ARAB No. 51 (“FIN 46”). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (I) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

2.	Income Taxes

There was no income tax expenses for the quarter ended September 30, 2005 and 2004 due to the Company’s recurring net losses.

MORTGAGEBROKERS.COM HOLDINGS, INC.

(A Development Stage Company)

Condensed Notes to the Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

3.	Stockholders’ Equity

On March 11, 2005, the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $.0001.

Pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com, Inc., the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return of the ownership of the subsidiary the company issued 4,000,000 shares of stock to Alex Haditaghi the sole shareholder of Mortagebrokers.com, Inc. and the president of the Company.

Total shares outstanding as at September 30, 2005 for the Company is 32,935,000.

4.	Change of Control

Pursuant to the terms of a Stock Purchase Agreement, on January 31, 2005, Mortgagebrokers.com Holdings, Inc. purchased 1,510,000 shares of MagnaData’s issued and outstanding common stock from certain shareholders. The 1,510,000 shares represent a majority of the Company’s outstanding common stock.

Mortgagebrokers.com Holdings, Inc. paid a total of $692,813 to the shareholders for their shares. The transactions resulted in a change in control of the Company. A change of name was consequently registered in the State of Delaware and noted in the Form 3 filed with the SEC on February 7, 2005.

As part of the sale, $74,727 of debt was forgiven by a third party and $5,698 of debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425 in the first quarter.

5.	Loan Receivable

The loan receivable is non-interest bearing and due on demand.

6.	Related Party Balance

The related party balance of $65,522 (2004 - $5,135) is owed to the president of the Company.

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

Plan of Operations

This past quarter the Company successfully launched the “Broker Channel Acquisition Ownership Program” to the Canadian marketplace with early success. This model, which is revolutionary to the Mortgage Brokerage industry, resolves the long standing industry issues of ownership, exit strategy and retention. Since its launch in mid August, 2005, we have successfully executed a number of contracts with Mortgage Brokerages, giving the Company access and presence in the following Canadian provincial markets: Ontario, Saskatchewan and Alberta.

In Saskatchewan, we acquired DM Direct Funding, an on-going operation with storefront locations in Regina, Saskatoon and Moose Jaw. With this addition, we automatically have a presence in all three major centers and inherit a team of well established mortgage originators with an expected book of business of $100 MM in 2006.

In late October we also received regulatory approval from the Real Estate Council of Alberta to conduct Mortgage Brokerage operations in Alberta. Over the last two decades, Alberta has had the highest economic growth in Canada and continues to experience solid economic prosperity. In mid October, Mr. Kirby Duzan, our Managing Partner from Saskatchewan, executed an agreement to purchase the assets of Lending Source Canada Inc., providing the Company with an expected book of business of $200 MM in 2006 and a team of 32 mortgage sales originators. Through this acquisition the Company also inherits 4 additional store front retail locations in Calgary Alberta, Wetaskiwin Alberta, Price Alberta Saskatchewan and Estevan Saskatchewan.

Finally in mid October, we executed mortgage agent license agreements with Elite Mortgage Team out of Ottawa, the capital city of Canada. Elite Mortgage Team will have exclusive territory rights to eastern Ontario and we expect them to generate in excess of $500MM in mortgage origination in 2006. They currently boast two storefront retail locations and a team of 16 mortgage professionals.

These are important early acquisitions for the Company because they validate our business model and keep management on pace to meet aggressive growth targets for the Company. At the same time, much energy and effort has been spent, creating the infrastructure and processes to integrate this initial group of mortgage brokerages which includes compliance, payroll and reporting.

In July, the Company successfully launched Version 1.0 of eXimius™ our proprietary technology platform. However given recent technology developments in the industry, the Company has decided to postpone further development of eXimius™. Management is closely watching these developments and reducing investment in technology at the present time. In the interim, Management has decided to leverage off third party software to serve its immediate needs.

Marketing Activity:

In previous management discussions, the Company commented on numerous inquiries we have been receiving from both Canada and the United States. Our inquiries from the United States had primarily come from a presentation posted on-line for Canadian mortgage originators. Based on early interest for our Canadian business model from US mortgage brokers and originators, we launched a separate website portal and presentation to target US mortgage originators and gather information on potential business partners. Since the launch of this website, we’ve received a significant increase in request for information and subsequently we are expediting the process in which the Company plans to expand to the United States.

From a business to business perspective, we are creating a print and e-mail strategy to bring awareness about our company and business model. This includes capturing a database of industry participants as well as communicating our core messages of “ownership, exit strategy and retention”. These strategies will also be tied to our presence at the CIMBL (Canadian Institute of Mortgage Brokers & Lenders) conference in October which brings together industry participants across Canada.

Business Development Activity:

We’ve increased our business development activity through the hiring of several key industry veterans as executive sales management and the Company has already benefited through the above mentioned acquisitions and presence in Alberta, Saskatchewan and Ontario. As a result, we now have 10 store front locations and are quickly expanding across the country.

From the original sales force, we continue to increase our sales pipeline of mortgage origination and we are continuing to recognize increased revenue as our pipeline matures. To grow our sales force and recruitment activity, we have implemented a program called Prosperity Accelerated Through Hiring (PATH), which encourages everyone within the organization to remain focused on recruitment and finding quality Managing Partners and mortgage agents across the country. In exchange for a successful recruitment, the Company will reward staff with equity participation in the Company. Since its launch in early October, we are confident that the program will drive the behavior the Company is looking to foster.

Human Resources Activity:

The Company has been extremely active in recruiting well respected, results oriented industry veterans. Matthew Laverty, Executive Vice President Sales was recruited from a leading mortgage brokerage to enlist Mortgage Brokerages. Mr. Laverty has over 10 years of sales, marketing and management roles in various financial services companies which include Mortgage Intelligence a GMAC Company and Canadian Imperial Bank of Commerce. Mr. Laverty has a successful track record for growing and managing sales teams.

Mr. Dave Mercer was appointed Executive Vice President Sales, Western Canada. Mr. Mercer is a 23 year veteran of the real estate and mortgage broker industry and previously the Co-founder and President of Lending Source Canada Inc. Prior to Lending Source Canada Inc., Mr. Mercer spent 4 years as a top producing regional manager for The Mortgage Alliance Company of Canada, who today claim to be the largest independent mortgage originator in Canada. Through his career in the industry, he has been responsible for the recruitment, training and mentorship of over 300 mortgage brokers across Canada. In addition, Mr. Mercer was a past President of the Alberta Mortgage Brokers Association and Mortgage Broker instructor for the Alberta Real Estate Association through Mt. Royal College.

Both Mr. Mercer and Mr. Laverty are respected and sought after in the industry and their appointment to the Company is an important signal to the industry that the Company is poised to alter the industry with a revolutionary business model.

Internally, we also appointed Ms. Aliah Akram as the Director for Business Development, to oversee the integration of Mortgage Brokerages and explore alternate sales channels. Ms. Akram brings to the Company experience executing mortgage origination from within the Financial Planner Industry and experience managing a network of Mortgage Originators. Ms. Akram also has financial services experience with companies such as TD Canada Trust and Investment Planning Council of Canada the fourth largest financial planning company in Canada.

Results of Operation

The Company has begun to generate revenues from operations. For the nine months ending September 30, 2005, the Company recognized revenues of $119,181 and a net loss of $230,790. Comparatively for the nine months ending September 30, 2004, the Company recognized NIL revenues and a net loss of $43,250 all of which was in the form of general and administration expenses.

The expenses for the three months ended September 30, 2005 were $203,784 which were all for general and administrative expenses related primarily to commencing operations and testing our business model, as compared to $7,592 of general and administrative expenses for the three months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005 the Company had $68,289 in cash; $4,314 in prepaid expenses; $31,452 in loans receivable; $8000 in Goodwill related to the purchase of all shares of our subsidiary MortgageBrokers.com Inc., $90,173 in furniture and equipment; for a total of $202,228 in assets. Comparatively as at December 31, 2004 the Company had $8,416 in cash; and a total of $8,416 in total assets. The Company had $207,108 in accounts payable and accrued liabilities and $65,522 in loans payable to a related party, for a total of $272,630 in liabilities as at September 30, 2005. Comparatively as at December 31, 2004 the company had $75,705 in accounts payable and accrued liabilities and a $5,135 loan payable to a related party, for a total of $80,840 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that the Company will be successful in the industry.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedure that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

On September 23, 2005 the Company filed an 8K based on a change in accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MortgageBrokers.com Holdings, Inc.

November 15, 2005	By: /s/ Alex Haditaghi
Alex Haditaghi, President, Secretary and Director