Form 10KSB
period 2005-10-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2006-02-01
CIK 1222218

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-KSB

_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

05-0554486

(IRS Employer Identification Number)

45 Vogell Road, Suite 101, Richmond Hill, Ontario L4B-3P6

(Address of principal executive offices )(Zip Code)

905-884-9777

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $ 229,603.

FAggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2006, is: $13,531,650.

Number of shares of the registrant’s common stock outstanding as of January 31, 2006 is: 33,935,000

Transfer Agent as of January 31, 2006:

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated under the laws of Delaware on February 6, 2003 as Magna Data Inc and the company initially was established for the purposes of providing consulting and technical support services to Internet Service Providers (“ISPs”) to develop e-commerce market intelligence services. In December 2004 and through January 2005, our current CEO and founder, Alex Haditaghi negotiated a reverse take-over of the company and purchased all of the shares of our company. In February 2005, we filed articles of amendments with the State of Delaware changing the name of our company, MortgageBrokers.com Holdings, Inc. On March 21, 2005, we entered into a Stock Purchase Agreement and Share Exchange with Mortgagebrokers.com, Inc. Pursuant to the Agreement, Mortgagebrokers.com, Inc. became our wholly owned subsidiary for operating as a mortgage broker in Ontario. An additional Canadian federally incorporated operating company was established in October, 2005, MortgageBrokers.com Financial group of Companies, Inc, as being wholly owned by MortgageBrokers.com Holdings, Inc. under which we are expanding our mortgage broker licensure and operations across Canada. Now, through our subsidiaries, we will act as mortgage brokerage firm serving the lending needs of real estate professionals, builders, and individual home buyers across Canada. We have access to a full range of mortgage sources, and we are dedicated to finding the right loan--with the best rates, terms and costs--to meet each client’s unique needs.

We are a mortgage origination company which generates revenue by placing mortgages with third party lenders who in return pays the company a combination of finder’s fees and volume bonus that range on average between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume. In addition, we currently earn nominal revenues through the referral of creditor insurance, again through third party providers.

We are the first publicly traded independent mortgage brokerage in operating in Canada with a universal domain name that provides expansion opportunity to markets outside Canada and the USA. We have deconstructed the existing origination business models and created a sustainable model that addresses long standing mortgage broker industry issues of ownership, exit strategy and retention, while at the same time creating a model with market supply chain partners that generates revenue and equity participation for our referral source partners.

Finally, as we expand and operationalize our revolutionary sales model, we are engaged in diversifying our product offering through Mortgage Banking – origination & servicing, insurance and ancillary credit products centered around mortgage origination giving us enhanced protection from the cyclical nature of our industry and additional revenue streams

OUR STRATEGY

MortgageBrokers.com is an early stage development company with a compelling and recognizable mortgage brokerage brand serving the mortgage broker and financial services industry. The company is creating strategic partnerships with its market supply chain to promote its compelling and sustainable value proposition centered on revenue sharing and equity participation in a publicly traded company.

MortgageBrokers.com is executing a multi channel sales strategy:

1.

within the traditional mortgage broker channel, our strategy is based on a vision of consolidating small and medium sized enterprise (SME) brokerages into a scalable operating national network of branch retail offices that can better compete in the industry under one recognizable brand while eliminating long-standing industry issues of retention, equity ownership and exit strategy; while,

2.

within the traditional real estate channel, our strategy is to re-engineer the lead referral model with one international real estate company as a strategic partner. This strategic partner will have a dominant market position such that the strategic partnership will create new and sustainable value not available in the current market including new revenue sources, ownership in a publicly traded company whose value is leveraged with the mortgage origination volume such a dominant market partner can provide, tools for agent attraction, retention and wealth building and minimization of brand fractionation for our market partner.

Our proprietary technology platform eXimius™ will allow the company to reduce company operating costs, improve communication to mortgage stakeholders, provide the basis for back-end shared services technology infrastructure and facilitate knowledge transfer among our loan originators.

Strategy for Growth

Our strategy for growth involves a multi sales channel mortgage origination company with the vision of diversifying it’s product offerings and expanding it’s presence to other markets across Canada and the United States. Based on a vision of “security through ownership” for our mortgage originators and strategic partners we execute our strategy through the following as summarized below:

•

Increase Mortgage Loan Originations. Our growth strategy is to increase our mortgage loan origination volume through expanding our presence in our existing markets and by entering new markets. We are executing this strategy through internal growth, pursuing selective acquisitions and executing relationships with market supply chain partners;

•

Internal Growth. We intend to continue to recruit highly-qualified loan originators and refine our operations, including our compensation arrangements, service levels, back end support and use of technology. Through this growth we intend to expand our retail branch network into new geographic areas and to further penetrate existing markets.

•

Selective Acquisitions. We intend to continue to capitalize on consolidation opportunities in the mortgage brokerage industry by pursuing acquisitions of high-quality Managing Partners and loan originators that can be acquired at reasonable prices.

•

Redefine Traditional Origination Supply Chain Partnerships. We recognize that there are unsustainable and non-compelling partnerships with market supply chain partners in the Real Estate, Financial Planning & Insurance industries. Through revenue sharing and equity participation in the public company, we will seek out strategic partnerships in the above mentioned industries.

•

Diversify Our Business. In an effort to hedge interest rate fluctuations and changes to mortgage origination volumes, the company believes that becoming more diversified in its product offering will provide us with enhanced revenues and reduced risks associated with the cyclical nature of our industry. Diversification can be accomplished through mortgage lending and servicing, creditor insurance and other products centered around mortgage origination.

In executing our business strategy, we focus on the following elements:

•

Leveraging Technology to Maximize Efficiency. We have prototyped a proprietary technology called eXimius™ that will help to reduce operating costs, improve communication to mortgage stakeholders, provide the basis for back-end support infrastructure and facilitate knowledge transfer among our Managing Partners and loan originators.

•

Promoting Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented PATH (Prosperity Accelerated Through Hiring), a program whereby brokers are encouraged to recruit brokers and agents, earning them additional equity ownership. In addition, a strategic advisory board will be created for the purpose of promulgating best practices and maximizing channel sales.

•

Resolve Long Standing Industry Issues. A key aspect to our business strategy is the resolution of long standing industry issues of retention, ownership and exit strategy. These issues are addressed through the company’s vision of ‘security through ownership’, whereby brokers and staff benefit from equity ownership through performance benchmarks.

•

Transparent Best in Class Customer Experience. Promote an environment whereby we eliminate the traditional incentive structures to charge customers higher rates that the majority of the market’s business models are indelibly tied to and offering a life-cycle based diversified product offering centered on mortgage financing.

Mortgage Broker Channel

The MortgageBrokers.com business model requires Managing Partners and loan originators to accept less than the typical commission schedules from other top Mortgage Brokerages, leading to better profit margins for the company. In return, we provide brokers with both a one-time equity ownership in the public company in return for their existing book of business and annual share ownership for mortgage origination. Although the mortgage broker industry is realizing unprecedented growth and revenues, broker owners are taking in less bottom line profit as commission splits continue to increase. The MortgageBrokers.com model although not for everyone, successfully reverses the trend towards higher commissions by offering brokers and agents resolution to long standing industry issues of retention, equity participation and exit strategy.

Mortgage Brokerages have long suffered from the inability to retain their top loan originators, typically losing them to competing Brokerages that offer increased commissions with very little sustainable value. In addition, in this consolidating environment, many brokers have seen the companies they work under, sold to large financial institutions like HSBC and GMAC, with nothing to show from the transaction. Therefore there is pent up demand within the industry for a mortgage brokerage model that will address these long standing issues of retention and ownership. The equity participation at our company, the first of its kind in the industry gives all producing brokers on-going equity stake in the company, thereby minimizing issues of retention and exit strategy.

MortgageBrokers.com model fosters a synergistic environment where both parties (company & broker) succeed through teamwork and work towards building profits and value to the company. This model also encourages brokers to continuously recruit other brokers and agents to the company by earning additional equity ownership. Through team building, brokers will accumulate share ownership in the Company through Prosperity Accelerated Through Hiring (PATH) by recruiting loan originators and Managing Partners and helping to build a network of branch offices and loan originators across the country.

Real Estate Channel

Real estate sales associates are the primary source of mortgage referrals and they are typically the first to make contact with the consumer in the buying process. In fact, according to a CMHC Consumer survey, real estate sales associates were ranked as the individual most relied on to provide mortgage financing advise, well above mortgage brokers or banks. Despite this reality, the mortgage broker and lending industries have failed to offer a sustainable and compelling value proposition to the real estate industry capitalizing on the over 480,000 real estate transactions that is expected to take place on the Multiple Listing Service (MLS®) in 2005. Most existing mortgage referral partnership models with real estate firms have centered on revenue sharing which is unsustainable while other real estate firms dissatisfied with existing models have resorted to creating their own mortgage firms.

To minimize internal costs, all mortgage referrals from this channel will be processed through our mobile mortgage specialists from the point of application to mortgage funding, with centralized administrative support. eXimius™ will play an integral part in this channel by providing the platform to submit electronic applications and providing the tracking of mortgage referrals and revenues.

Financial Planning and Insurance Channel

Similarly to the real estate industry, the mortgage referral business models that exist in the Financial Planning and Insurance industries are centered on revenue sharing which makes these relationships vulnerable to the highest bidder and commoditizing the services offered by mortgage originators. The industry currently has some formal partnerships in place that provide a varying amount of revenue sharing while others dissatisfied with existing models have attempted to bring mortgage origination within it’s banner of services. Financial Planners and Insurance

Agents have intimate relationships with a customer base that is often affluent and existing home-owners. Consequently this market supply chain partner is the direct source for mortgage refinancing and renewal transactions.

Despite these various models, we will, in addition to revenue sharing, offer supply chain partners the ability to participate in on-going equity participation based on mortgage origination. We will also leverage technology to maximize efficiencies by processing mortgage applications through a centralized underwriting environment.

Mortgage Banking Division

Based on the market opportunities in Canada and market trends in the United States, it is important for the Company to evaluate and execute a plan to enter this market space. In the United States, many mortgage brokerages have evolved over time to become mortgage bankers primarily through warehouse lines of credit to lend in the sub-prime market. This trend is a natural vertical integration of these mortgage brokerages to take advantage of having access and control over the supply chain, better ability to assess credit risk due to their proximity to the customer, lower costs by avoiding frontline sales staff and branches and control over lending decisions.

Through our national network of independent branch locations and increased market penetration of mortgage origination through our multi-sales channel strategy, our goal is to originate and service sub-prime mortgages from our various distribution channels.

We have set aside two years to effectively assess and develop product offerings, risk criteria and investment partners to enter this market. It is also important over this period of time to generate mortgage origination market share for the company which will begin to serve as the pool of business in which volume and revenue will be generated.

Competition

Mortgage origination in Canada can be segmented into three broad categories and their relative market share:

Origination Channel	Market Share
Bank branch networks	50%
Bank mobile mortgage sales teams	24%
Mortgage brokers	26%

Over the past decade, the relative share for the branch networks had decreased as consumer demand for accessibility and specialization intensify. The mobile sales teams of the major banks have generally succeeded by leveraging brand appeal and a captive customer base. In an effort to compete with mortgage brokers who offer varying credit quality mortgage solutions of numerous lenders, the bank mortgage sales forces have begun allowing their sales teams to offer other lender products outside their credit parameters.

Five large Canadian coast to coast to coast mortgage originators control approximately 50% of origination and lay claim to more than two-thirds of mortgage brokers. According to a report written by the Taddingstone Consulting Group, “it appears that brokerage houses are struggling to demonstrate value to many of their brokers, and it appears that the rate of remarkable consolidation may be slowing”. Typically the largest to the smallest mortgage brokerages and bank mortgage sales forces have failed to clearly differentiate themselves.

Mortgage brokerages have typically vied for each others agents and associated books of business by slicing their margins, Mortgage Intelligence (owned by GMAC) offers their Independent Consultants a minimum of 85% of gross revenues. In 2004, Mortgage Intelligence originated approximately seven billion dollars with gross revenues of $70MM, and net margins after commissions paid of less than 15%. Mortgage brokerages and mortgage sales forces fail to offer a compelling value proposition beyond commission splits, organized training and marketing support.

Employees

We have corporate offices in Manhattan, New York, USA and in Ontario, Canada with 12 full-time staff and 117 mortgage consultants working out of its 10 branch offices in Ontario, Alberta and Saskatchewan. We intend to further expand our model, establishing along the way a network of store front branch location.

ITEM 2. DESCRIPTION OF PROPERTY

We presently maintain our corporate offices at 45 Vogel Road, Suite 101, Richmond Hill, Ontario, CANADA and 410 Park Avenue, 15th Floor, New York, New York, USA. Our current contact information for our Ontario office is telephone number: (905) 884-9777 or 877-410-4848 and fax number: (905) 884-7066. Our current contact information for our New York office is telephone number (917)210-8994 and fax number:877-410-4845. Our internet website can be found under the domain name: mortgagebrokers.com.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may periodically become subject to various lawsuits. However, there are currently no legal actions pending against us nor, to our knowledge, are any such proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 31, 2006, there were 80 shareholders of record of our common stock. Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MBKR”.

Dividends

To date, we have paid no dividends on our shares of common stock and have no present intention of paying any dividends on our shares of common stock in the foreseeable future. The payment by us of dividends on the shares of common stock in the future, if any, rests solely within the discretion of our board of directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other factors deemed relevant by our board of directors. Although dividends are not limited currently by any agreements, it is anticipated that future agreements, if any, with institutional lenders or others may limit our ability to pay dividends on our shares of common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this form 10-qsb.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Plan of Operations

The company was founded to address market demands and opportunities for change within the mortgage brokerage industry in North America. After deconstructing the existing origination business models, the company developed a revolutionary business paradigm built on resolving long standing mortgage brokerage industry issues and creating a sustainable and compelling strategic partnership opportunity for market supply chain providers.

Our strategy for growth involves a multi sales channel mortgage origination company with the vision of diversifying it’s product offerings and expanding it’s presence to other markets across Canada and into the United States. Based on a vision of “security through ownership” for our mortgage originators and strategic partners we execute our strategy.

Since launching the “Broker Channel Acquisition Ownership Program” in August of 2005, the company is now registered with Provincial regulators to conduct business in the Provinces of Ontario, Saskatchewan and Alberta with plans in place to reach the other remaining Provinces in the coming year. In response to inquires from the United States for the “Broker Channel Acquisition Ownership Program”, we created a stand alone presentation for interest from the United States, a means for the company to assess interest and quality of potential partners.

Operationally we continue to integrate our Managing Partners and loan originators. This includes both migrating their operations and technology but also integrating new books of business they originate. From Q3 to Q4, our ‘Applications Report’ which captures new applications from our network of brokers increased 77.6% and tracking to increase approximately 36% in Q1, typically the slowest quarter for applications during the fiscal year. The results in Q4 represented 42.9% of the entire year’s activities for the company, an indication that our acquisitions and organic growth are transitioning into operational results.

In addition to the company’s relationship with Maxwell Realty, a family of more than 650 Realtors serving the Province of Alberta through our Managing Partner relationship in Calgary Alberta, the company has signed a letter of intent with RE/MAX Ontario-Atlantic. Globally RE/MAX are 115,000 agents strong in 6,000 offices in more than 60 countries and account for more than 2 million transaction sides a year – far more than any other real estate organization. RE/MAX Ontario-Atlantic has territorial rights in the following Canadian provinces: Ontario, Nova Scotia, New Brunswick, Price Edward Island and Newfoundland. RE/MAX Ontario-Atlantic are also the regional owners of the States of Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire, Indiana, Wisconsin

and Minnesota and all countries in Europe as well as Israel and Turkey. RE/MAX Ontario-Atlantic employs over 20,000 Sales Associates in 29 countries.

The signing of the letter of intent confirms the intent of both the company and RE/MAX Ontario-Atlantic to negotiate agreements which will define the terms pursuant to which MortgageBrokers.com will provide to RE/MAX Ontario-Atlantic a mortgage solution in Ontario & Atlantic Canada. In these Canadian regions in 2005, RE/MAX Ontario-Atlantic has licensed over 7000 Sales Associates and closed over 150,000 real estate transactions. Through this partnership, RE/MAX Ontario-Atlantic will capitalize on lost mortgage origination revenue through a mortgage referral program. Further RE/MAX Ontario-Atlantic and its network of Franchises and Sales Associates will participate in an equity private placement offering, on-going annual equity ownership through the generation of mortgage origination and revenue sharing.

In consideration for this alliance, MortgageBrokers.com will offer the Sales Associate, Franchise and the Region revenue sharing from mortgage referrals. In addition to revenue sharing, RE/MAX O-A and their network will also be equity participants in MortgageBrokers.com, through a one-time equity private placement offering of 6 million shares at $1 per share and annual on-going equity ownership based on mortgage origination volumes.

To minimize internal costs, all mortgage referrals from this channel will be processed through our mobile mortgage specialists from the point of application to mortgage funding, with centralized administrative support. eXimius™ will play an integral part in this channel by providing the platform to submit electronic applications and providing the tracking of mortgage referrals and revenues.

The companies are negotiating the terms of a 10 year licensing agreement which includes the opportunity to expand the company’s business model to other regions in the United States and all of Europe. This is a tremendous partnership which gives MortgageBrokers.com the opportunity to expand it’s presence across Canada and into other international markets.

Under the proposed private placement, RE/MAX Ontario-Atlantic executives will be allocated to purchase between 750,000 to 1,500,000 shares of the 6,000,000 private placement offering. Based on this initial investment, RE/MAX Ontario-Atlantic executives may receive up to 375,000 shares per year in consideration for each year the companies are tied to the 10 year exclusive licensing arrangement. The remaining shares outstanding after the initial buy-in from the executives will be allocated to the RE/MAX Ontario-Atlantic network. For each share subscribed to under the private placement memorandum will receive one warrant. These warrants (up to 6,000,000 warrants – assuming the private placement is not over subscribed) will be executable over a 5 year period at a 30% discount to market prices and a maximum of 20% of the total warrant offering executable each year.

As we continue to execute our multi-sales channel strategy, the company is pleased to announce that we have captured the attention of our lender partners. In particular, the company has entered into a strategic partnership alliance with Wells Fargo Financial Corporation Canada. Wells Fargo Financial Corporation Canada is a business unit of Wells Fargo & Company (NYSE: WFC - News) is a $3.45 billion (Cdn dollars) corporation and a leading national provider of financial products and services, including mortgage financing and personal loans to Canadian customers. They offer retail financing programs to national and local retailers and firmly integrated into, and serving, local communities, with over 180 branches located in all ten provinces, a network of more than 3,400 merchants and 2600 team members across Canada. This strategic partnership alliance provides both organizations with a valuable alignment of their unique and innovative business models. With this partnership Wells Fargo Financial will be providing dedicated resources and tools necessary for MortgageBrokers.com to generate increased mortgage volumes and revenues. In consideration for this strategic partnership, Wells Fargo Financial has committed to $200,000 CDN to consummate this strategic partnership. The company will continue to forge alliances with its lender network in an effort to maximize revenue for its network of brokers and shareholders.

On October 24th, 2005 the Company approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for a total of $630,000. The company expects to complete the execution of the Stock Purchase Agreement with Mercatus & Partners Limited in the first quarter of 2006.

Marketing Activity:

Over the past year, the company has participated in a number of public and corporate relations interviews with the following publications: Real Estate Magazine, SmallCapVoice.com, Canada Business Report and investment research coverage from Beacon Equity Research.

In response to our evolving business strategy and execution of our business plan, we redesigned our website to better reflect the companies vision of becoming a North American financial services company centred around mortgage origination. The company is continuing to enhance its website with the expectation of launching an improved customer application form that better serves our network of brokers, strategic partners and most importantly customers.

The company decided in November of this year to register the company with the following industry associations, Alberta Mortgage Brokers Association (AMBA) and Canadian Institute of Mortgage Brokers and Lenders (CIMBL). The executive believe it is important for the company to support industry associations that aim to further this infant Canadian industry. AMBA is an independent, non-profit organization dedicated to highly ethical business principles and to keeping the industry at a high level of integrity and professionalism. Founded in Alberta in 1975, AMBA is an association for mortgage brokers in the Province. CIMBL is the national organization representing Canada’s mortgage industry. With over 7,500 mortgage professionals – its membership is drawn from every province and from all industry sectors. This diversified membership enables CIMBL to bring together key players with the aim of enhancing professionalism through the enforcement of a Code of Ethics, adherence to best practices, harmonization of education standards, fraud prevention, informative publications and improved public profile.

In an effort to market the company to the investment community, on November 29th, 2005, the company retained OTC Financial Network, a division of National Financial Communications Corp., for a comprehensive investor relations campaign. OTC Financial Network will assist the company in communicating our value proposition to our shareholders as well as help attract new retail and institutional investors to the Company as we execute our multi-sales channel origination strategy. OTC Financial Network will be compensated through a monthly retainer fee of five thousand dollars paid in cash and/or stock, plus an option to purchase one million shares at an exercise price of $1.50 per share.

In December of 2005, the company entered into a 12 month consulting agreement with Investor Stock Daily Inc. Investor Stock Daily is in the business of providing management consulting services, business advisory services, shareholder information services and public relations services. In return for these services, the company has agreed to pay $3,000 per month or 5000 shares of the company.

In January of this year, the company entered into an 18 month financial advisory and investment banking agreement with vFinance Investments Inc. vFinance Investments Inc. will assist the company in identifying, analyzing, structuring, negotiating and obtaining sources of financing for suitable business opportunities by purchase or sale of stock or assets, assumption of liabilities, merger, consolidation, tender offer, strategic relationship, joint venture, franchise agreement, licensing agreement, financing agreement or any similar transaction. For consideration, the company will issue 50,000 shares as retainer and 50,000 stock warrants at a stock price of $1.50 per share. vFinance Inc. is a rapidly growing financial services company that provides research, investment banking, brokerage and trading services to more than 10,000 corporate, institutional and private clients worldwide.

These third party consultants are a cost effective measure to serve the company’s short term needs through outsourcing. The company will continue to assess its needs, at which point the company may decide to bring some of these functions back in house – particularly those that are customer facing.

Business Development Activity:

After launching the ‘Broker Channel Acquisition Ownership Program’ in August of 2005, the company has now licensed 117 Managing Partners and loan originators working out of its 10 branch offices in Ontario, Alberta and Saskatchewan as of December 31st, 2005. It is expected that this current group of Managing Partners and loan originators will collectively generate in excess of $900MM in mortgage origination in 2006. The company is continuing to expand its model to the rest of the country, establishing along the way a network of store front branch location.

The company was able to accomplish the above mentioned results through the following:

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

In the same month, the company executed mortgage agent license agreements with Elite Mortgage Team out of Ottawa, the capital city of Canada. Elite Mortgage Team will have exclusive territory rights to eastern Ontario and we expect them to generate in excess of $500MM in mortgage origination in 2006. They currently boast two storefront retail locations and a team of 16 mortgage professionals.

In November, we were extremely excited to announce that we added our third managing partner, Janice Hehr from Medicine Hat, Alberta. Ms. Hehr has spent the last four years at the Mortgage Alliance Company of Canada where she was consistently recognized as a top mortgage originator. In the last few years alone she earned numerous awards and most recently was acknowledged as a Premier member of Scotiabank’s Leaders Club, one of the top 20 originators in Canada for the second time in the last three years. Ms. Hehr, a 34 year veteran in the mortgage and banking industry, has also worked for Canadian Imperial Bank of Commerce (CIBC) and Scotiabank in a management capacity.

In addition to our growth by acquisition, we are please to announce that our original three Managing Partners continue to grow organically through our business model of resolving long standing industry issues and incented by PATH (Prosperity Accelerated Through Hiring) program, which encourages everyone within the organization to remain focused on recruitment. Since launching PATH in September, our Managing Partners from Eastern Ontario have recruited 5 new loan originators and hired two mortgage processing assistants. In Saskatchewan we have recruited one new loan originator and in Calgary, 6 new loan originators were brought on board.

In December of the past year, the company became a member of the Toronto Board of Trade, Canada’s largest local chamber of commerce providing over 10,000 members with the tools to build their business success. Founded in 1845 by members of the business community, The Toronto Board of Trade provides the company and its executive’s invaluable resources and tools as well a forum for networking with other business executives and politicians.

Human Resources Activity:

As we continue to expand our business model to other geographical territories, the company will continue to seek out qualified candidates to expand our management team to sustain our growth strategies. To date the company has assembled a class act of industry veterans and retained the services of professionals outside the industry to continue to grow the company.

The company has successfully recruited a Regional Sales Manager for Atlantic Canada to recruit mortgage brokers and manage the expected expansion of our RE/MAX Ontario-Atlantic relationship, ensuring that have a corporate presence in Atlantic Canada. Due to this employee’s existing contractual agreements with their existing employer, further details are not available at this time.

As of January 2006, the company made available to its employees, managing partners and loan originator’s access to company sponsored group benefits, which includes health, medical and life and disability insurance. Offering group benefits was an important milestone for the company. Group benefits are often cited by bank mortgage sales persons as an objection from wanting to switch to the Mortgage Brokerage Industry. The company is one of only a handful of mortgage brokerages that offer this important distinction in the market place and is proud to have moved so quickly to have this benefit in place.

ITEM 7. FINANCIAL STATEMENTS

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

(FORMERLY MAGNADATA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Mortgagebrokers.com Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (A Delaware corporation in the development stage) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from February 6, 2003 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has incurred losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and the period from February 6, 2003 (date of inception) through December 31, 2003 and for the period from February 6, 2003 (date of inception) through December 31, 2004 were audited by another firm of auditors whose report dated March 15, 2005, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

“SF PARTNERSHIP, LLP”
Toronto, Canada	CHARTERED ACCOUNTANTS

January 31, 2006

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$169,093	$8,416
Prepaid expense	9,888	-

Total Current Assets	178,981	8,416

Furniture and Equipment, net (note 3)	88,239	-

Deferred Offering Costs	30,329	-

Total Assets	$297,549	$8,416

LIABILITIES
Current Liabilities
Bank indebtedness (note 4)	$94,578	$-
Accounts payable and accrued liabilities	257,719	75,705
Note payable (note 5)	150,000	-
Related party payable (note 6)	348,525	-

Total Current Liabilities	850,822	75,705

Related Party Payable (note 6)	-	5,135

Total Liabilities	850,822	80,840

STOCKHOLDERS’DEFICIT

Preferred stock, $0.0001 par value;	-	-
5,000,000 shares authorized, none issued

Capital stock, $0.0001 par value;
100,000,000 shares authorized;
33,935,000 (2004: 1,929,000) issued and	3,394	193
outstanding (note 7)

Additional Paid in Capital	722,611	87,812

Subscription Receivable (note 8)	(630,000)	-

Accumulated Other Comprehensive Income	11,128	-

Accumulated Balance During the Development Stage	(660,406)	(160,429)

Total Stockholders’ Deficit	(553,273)	(72,424)

Total Liabilities and Total Stockholders’ Deficit	$297,549	$8,416

(See accompanying notes to these consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Consolidated Statement of Operations

Year Ended December 31, 2005, 2004 and the Period From February 6, 2003 (Date of Inception) Through December 31, 2005

	2005	2004	From the Period Feb. 6, 2003 (Date of Inception) through Dec. 31 2005

Revenue	$229,603	$-	$229,603

Expenses
Salaries and benefits	311,376	-	311,376
General and administrative expenses	286,850	53,176	447,279
Commission and agent fees	109,610	-	109,610
Occupancy costs	94,933	-	94,933

Total Operating Expenses	802,769	53,176	963,198

Loss from Operations	(573,166)	(53,176)	(733,595)

Other Income	764	-	764

Write-off of Goodwill	(8,000)	-	(8,000)

Gain on Extinguishment of Debt	80,425	-	80,425

Loss Before Income Taxes	(499,977)	(53,176)	(660,406)

Provision for income taxes	-	-	-

Net Loss	(499,977)	(53,176)	(660,406)

Foreign Currency Translation Adjustment	11,128	-	11,128

Total Comprehensive Loss	$(488,849)	$(53,176)	$(649,278)

Net Loss per Share - Basic and Diluted During the Period	$(0.02)	$0.00

Weighted Average Number of Shares Outstanding - Basic and Diluted
During the Period	27,103,729	25,381,050

(See accompanying notes to these consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders’ Deficit

For the Periods from February 6, 2003 (Date of Inception) Through December 31, 2005

	Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit During the Development Stage	Total Stockholders’ Deficit

Balance - February 6, 2003 (date of inception)	-	$-	$-	$-	$-	$-

Shares issued for cash
February2003
-$0.0001 per share	15,750,000	105	-	-	-	105
February2003
- $0.10 per share	2,700,000	18	17,982	-	-	18,000
April 2003 - $0.10 per share	3,375,000	23	22,477	-	-	22,500
May 2003 - $0.10 per share	750,000	5	4,995	-	-	5,000
Net loss for the period	-	-	-	-	(107,253)	(107,253)

Balance - December 31, 2003	22,575,000	$151	$45,454	$-	$(107,253)	$(61,648)

Shares issued for cash on
May 2004 -$0.10 per share	1,110,000	7	7,393	-	-	7,400
June 2004 - $0.10 per share	600,000	4	3,996	-	-	4,000
July 2004 - $0.10 per share	1,012,500	7	6,743	-	-	6,750
August 2004 - $0.10 per share	3,637,500	24	24,226	-	-	24,250
Net loss for the period	-	-	-	-	(53,176)	(53,176)

Balance - December 31, 2004	28,935,000	$193	$87,812	$-	$(160,429)	$(72,424)

March 11, 2005 - 15 for 1 forward
stock split-	-	$2,701	$(2,701)	$-	$-	$-

March 21, 2005 - shares issued to
acquire subsidiary	4,000,000	400	7,600	-	-	8,000
November 11, 2005 - $0.63 per share
(note 7)	1,000,000	100	629,900	-	-	630,000
Subscription receivable	-	-	-	-	-	(630,000)
Foreign currency translation adjustment	-	-	-	11,128	-	11,128

Net loss for the period	-	-	-	-	(499,977)	(499,977)

Balance - December 31, 2005	33,935,000	$3,394	$722,611	$11,128	$(660,406)	$(553,273)

(See accompanying notes to these consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Consolidated Statement of Cash Flows

Year Ended December 31, 2005, 2004 and the Period From February 6, 2003 (Date of Inception) Through December 31, 2005

	2005	2004	From the Period Feb. 6, 2003 (Date of Inception) Through Dec. 31 2005

Cash Flows from Operating Activities

Net loss	$(499,977)	$(53,176)	$(660,406)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization	7,831	-	7,831
Goodwill impairment write-down	8,000	-	8,000
Gain on extinguishment of debt	(80,425)	-	(80,425)
Change in assets and liabilities:
Prepaid expense	(9,888)	5,833	(9,888)
Accounts payable and accrued liabilities	257,304	8,140	333,144
Related party payable	348,525	-	348,525

Net cash (used in) provided by operating activities	31,370	(39,203)	(53,219)

Cash Flows from Investing Activities
Purchase of equipment	(95,475)	-	(95,475)

Net cash used in investing activities	(95,475)	-	(95,475)

Cash Flows from Financing Activities
Deferred offering costs	(30,329)	-	(30,329)
Proceeds from note payable	150,000	-	150,000
Proceeds from related party debt	-	5,000	5,000
Issuance of common stock	-	42,400	88,005
Increase in bank indebtedness	94,578	-	94,578

Net cash provided by financing activities	214,249	47,400	307,254

Net Increase in Cash	150,144	8,197	158,560
Foreign Exchange on Balances	10,533	-	10,533
Cash - beginning of year	8,416	219	-

Cash - end of year	$169,093	$8,416	$169,093

Supplemental Cash Flow Information

Interest paid	$96	$-	$96

Income taxes paid	$-	$-	$-

(See accompanying notes to these consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

1.	Nature of Business, Development Stage Activities and Going Concern

Nature of Business

Mortgagebrokers.com Holdings, Inc. (the “Company”), a development stage company, registered a change of name with the state of Delaware in 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company provides financial services centred around mortgage origination, brokerage, real estate sales and consulting in Canada and the United States. Operations are presently conducted through the Company’s subsidiary Mortgagebrokers.com Inc.

Development Stage Activities

The Company’s business activities include the acquisition of several mortgage broker mortgage origination ‘book of business’ in the Company’s mortgage brokerage channel. The Company has also commenced discussions with strategic market partners for the launch of a central shared services environment for the Company’s Real Estate Sales Channel. The Company has incurred costs resulting from management’s plan to seek equity financing through a private placement of its common stock.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2005, the Company incurred a loss of $499,977 (2004 - $53,176).

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ acquisition models; establishing the operational parameters for a centralized shared services underwriting call centre; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc. and are presented under the accrual basis of accounting. All significant intercompany transactions and balances have been eliminated upon consolidation.

b)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities of three months or less at acquisition.

c)	Furniture and Equipment

Furniture and equipment are recorded at cost. Amortization is calculated using the following annual rates and methods:

	Furniture and Equipment	20%
	Computer Equipment	30%
	Leasehold Improvements	20% straight line basis
d)	Deferred Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

e)	Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a borrowers mortgage and when the collection is reasonably assured which occurs when the fee from the bank has been advanced.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)
	f)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the consolidated financial statements in any individual year.

g)	Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of the financial instruments.

h)	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the consolidated financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

i)	Goodwill

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill an impairment exists and is recorded.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)
	j)	Earnings or Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted -average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As at December 31, 2005 there were no dilutive securities that would impact the EPS.

k)	Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation”. The Company’s functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

l)	Comprehensive Income or Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ equity, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

m)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)
	n)	Recent Accounting Pronouncements

In March 2005, the FASB issued FSP No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont’d)
	n)	Recent Accounting Pronouncements (cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

3.	Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2005	Net Book Value 2004

Furniture and equipment	$64,936	$6,494	$58,442	$-
Computer equipment	30,027	742	29,285	-
Leasehold improvements	512	-	512	-

	$95,475	$7,236	$88,239	$-

4.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit. The line of credit bears interest at prime plus 0.5%, is unsecured and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

5.	Note Payable

During the year, the Company issued an unsecured convertible note with Re/Max Ontario-Atlantic Canada Inc. The $150,000 note is due on demand and is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually.

The note payable is convertible into 150,000 common shares at the option of the holder.

6.	Related Party Transactions

All related party transactions are recorded at the exchange amounts. During the year, a shareholder/officer of the Company provided $348,525 (2004 - $5,135) to fund the working capital of the Company. The advance is non-interest bearing and due on demand.

7.	Stockholders’ Equity

Common Stock

In February 2003, the Company issued 2,400 shares of common stock to founders of the Company, for cash proceeds of $105 or $0.04 per share. Immediately following the issuance, the shareholders approved a 437.5 for 1 forward stock split to its outstanding common stock. the stock split has been retroactively reflected in the accompanying consolidated financial statements.

In 2004 and 2003 the Company issued 424,000 and 455,000 shares of common stock to various individuals for cash proceeds of $42,400 and $45,500 or $0.10 per share, respectively.

On March 11, 2005, the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $.0001. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

On March 21, 2005, pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com Inc., the Company received all of the outstanding shares of common stock of Mortgagebrokers.com Inc. In return the Company issued 4,000,000 shares of common stock at par value of $0.0001 to the sole shareholder of Mortgagebrokers.com Inc.

Pursuant to a stock purchase agreement dated October 24, 2005, on November 11, 2005 1,000,000 restricted shares of common stock were issued for cash consideration of $0.63 per share or 45% of the market value of free trading securities of the Company.

On November 8, 2005, the Company approved the issuance of 100,000 shares of restricted common stock for cash consideration of $76,923 (Canadian $100,000). As at December 31, 2005 the consideration received has been included in accounts payable as the shares have not been issued.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

7.	Stockholders’ Equity (cont’d)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of December 31, 2005 and 2004, no options had been granted under this plan.

8.	Subscription Receivable

On October 24, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock for a total of $630,000 pursuant to a Stock Purchase Agreement. The Company has the right to demand recall of the shares, and such shares shall be transmitted back to the Company within ten (10) business days of the demand.

9.	Change of Control

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

As part of the sale, $74,727 of debt was forgiven by a third party and $5,698 of debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPEMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

10.	Income Taxes

The Company has paid no federal or state income taxes. As of December 31, 2005, the Company had net operating loss carry forwards for federal income tax reporting purposes of $660,406 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2005 and 2004 are as follows:

Deferred Income Tax Assets:

	2005	2004
Operating loss carry forward	$224,538	54,546
Valuation allowance	(224,538)	(54,546)

Total deferred tax effect	$-	-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

Deferred Tax Provision:

	2004	2005
Benefit at federal statutory rate (34%)	$(169,992)	$(18,086)
Change in valuation allowance	169,992	18,086

Provision for income taxes	$-	$-

Current Tax Provision:

Federal and State income tax	$-	$-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2005, Hansen, Barnett & Maxwell, PC was dismissed as our independent auditor and Jewett Schwartz & Associates (“Jewett Schwartz”) was engaged as our principal independent accountant. On September 21, 2005, Jewett Schwartz & Associates was dismissed as our independent auditor and SF Partnership, LLP was engaged as our principal independent accountant. We do not presently intend to change accountants. At no time has there been any disagreements with either Hansen, Barnett & Maxwell, PC, Jewett Schwartz & Associates, or SF Partnership, LLP regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Alex Haditaghi, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of January 31, 2006, the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Alex Haditaghi	33	President, CEO and Chairman of the Board

Family Relationships

No family relationship has ever existed between any director, executive officer of the company, or any person contemplated to become such.

Business Experience

The following summarizes the occupation and business experience during the past ten years for our officers and directors:

Alex Haditaghi, President, Chief Executive Officer and Chairman of the Board of Directors

Alex Haditaghi has been working in the mortgage industry in Canada since 1999 and has extensive experience in both residential and commercial mortgages. He has worked with some of the top financial institutions in the country and has developed solid relationships with leading private and institutional mortgage brokers and lenders. An entrepreneur at heart, Mr. Haditaghi founded Infosoft Media, an e-commerce information company, where he saw the company clientele grow to over 200 large and medium companies. Realizing a need for an online mortgage brokerage in Canada, Mr. Haditaghi formed Lending Tree Canada in 2000. He served as CEO and President for five years until he founded MortgageBrokers.com in January 2005. Today, as CEO of MortgageBrokers.com, Mr. Haditaghi is responsible for the business vision, expansion, resourcing and providing overall leadership.

The following individuals are not officers or directors of Mortgagebrokers.com but are key members of our management team:

Dong Lee, Executive Vice President of Operations

As Vice President of Operations, Mortgage Broker Division for Mortgagebrokers.com, Dong Lee brings expertise in both the mortgage financing and banking sectors. In his role as Senior Manager-Alternate Delivery Channels, for Scotiabank, Lee oversaw the strategic development of both Scotiabank’s mobile mortgage sales team and mortgage broker delivery channels. In this position, Lee was responsible for the strategic marketing and development of sales programs.

Before joining Scotiabank, Lee spent several years as the Business Development Officer for the Canada Mortgage & Housing Corporation (CMHC), where he managed and grew the market share of CMHC’s largest lender portfolio. Before specializing in the mortgage sector, Lee spent several years with TD Bank Financial group as Manager of Korean banking. Under that position, Lee envisioned, launched and managed the Korean Banking Centre, establishing a multi million dollar referral network with several of the largest banks in Korea.

A graduate from Queen’s University’s Business program, Lee is currently completing his MBA through Dalhousie University. During his time at Queen’s, Lee studied international business at Herstmonceux Castle in Hailsham England.

Robert Hyde, Executive Vice President of Strategy

Mr. Hyde joins MortgageBrokers.com following a 17 year career in the engineering, software and venture capital industries servicing the real estate, financial services and petrochemical industries with significant business building experience and leadership roles in Canada, the US, and the EU. Most recently, Robert was Managing Director of Paladin Capital Ventures. Paladin Capital Ventures provides early stage technology based companies/divisions/ entrepreneurial subsidiaries with business model development, strategic planning, finance and capital planning, facilitating Venture Capital and Private Placement, and providing strategic market planning services. Prior to this, Robert was the founder and managing director of eRealVantage Incorporated, a real estate investment portfolio securitization technology company servicing the REIT and pension fund portfolio market place. Prior to this, he was President of Enviro Cheq Corporation and Vice President of the knowledge-based risk management company, Trillium Environmental Corporation.

A resident of Toronto, Mr. Hyde graduated from the Richard Ivey School of Business, University of Western Ontario (MBA) in 2003 and received his Masters of Engineering degree from University of Windsor in 1990. He is a Professional Engineer in the Province of Ontario and has completed numerous executive training courses including the Art of Negotiation. He is currently completing his CFA designation. His charity work over the past 7 years has focused on the teaching of disabled children the sport of downhill ski through the Track3 Organization of Canada.

Matthew Laverty, Vice President of Sales – Eastern Canada

Prior to joining MortgageBrokers.com, Mr. Laverty was based in Ottawa as Regional Sales Director, Eastern Ontario and Atlantic Canada for Mortgage Intelligence Inc., a GMAC company. Prior to that, Mr. Laverty spent 10 years in various sales, marketing and management roles at Americredit Financial Services, Canadian Imperial Bank of Commerce (CIBC) and The Associates Financial Services of Canada.

As Regional Director at Mortgage Intelligence, Mr. Laverty was responsible for the recruitment, management and revenue generation of over 130 mortgage consultants. Some of his most notable accomplishments include in excess of 50% mortgage origination market share amongst mortgage brokers in the Ottawa region and year over year sales growth of 300%.

Mr. Laverty’s role at MortgageBrokers.com is to lead the execution of our Mortgage Broker Channel Acquisition Sales plan across Eastern Canada. He has an excellent industry reputation and will be leading our acquisition strategy, establishing our national network of mortgage broker managing partners.

Dave Mercer, Vice President of Sales – Western Canada

Prior to joining MortgageBrokers.com, Mr. Mercer, a 23 year veteran of the real estate and mortgage broker industry, was President of Lending Source Canada Inc. Previously, Mr. Mercer spent 4 years as a top producing regional manager for The Mortgage Alliance Company of Canada, who today claims to be the largest independent mortgage originator in Canada. Through his career in the industry, Mr. Mercer has been responsible for the recruitment, training and mentorship of over 300 Mortgage Brokers across Canada.

Mr. Mercer has also served as President of the Alberta Mortgage Brokers Association (AMBA), and for many years served as the Chair for the Communications and Ethics committees. Mr. Mercer also currently teaches for the Alberta Real Estate Association (AREA) through Mt. Royal College.

Mr. Mercer will be responsible for introducing MortgageBrokers.com’s value proposition to Mortgage Brokers across the country through executing the company’s ‘Broker Channel Acquisition Program’. Through this program, MortgageBrokers.com will be offering Mortgage Brokers equity ownership in a public company in exchange for their origination volume. In addition, Mr. Mercer will be focusing on expanding the company’s product offering to strengthen the sustainability of MortgageBrokers.com’s business model, while further legitimizing the broker channel as a first choice for financing. Through ongoing diversification of the company’s product offerings and associated revenue streams, Mr. Mercer will help the executive management team build sustainable Mortgage Broker Partner commissionable earnings, especially in an unstable and rising interest rate environment.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Members of the Board of Directors and members of the management team presently have employment agreements with us.

Alex Haditaghi, President, Chief Executive Officer, Director and Chairman of the Board of Directors has a 4 year employment contract. The employment agreement provides compensation which includes the following: no base salary until which point the company acquires a minimum capital investment of $2.5MM USD. At which point Mr. Haditaghi’s salary will be set at $140,000 CDN per annum plus options for a minimum of 300,000 shares per year at an exercise price of 23 cents USD. Mr. Haditaghi also has an incentive bonus plan which allows for up to 200% of his base salary conditional upon predetermined targets being met.

Dong Lee, Executive Vice President of Operations has a 4 year employment contract. The employment agreement provides compensation which includes the following: a base salary of $130,000 CDN per annum plus options for a minimum of 300,000 shares per year at an exercise price of 23 cents USD. Mr. Lee also has an incentive bonus plan which allows for up to 200% of his base salary conditional upon predetermined targets being met.

Robert Hyde, Executive Vice President of Strategy has a 4 year employment contract. The employment agreement provides compensation which includes the following: a base salary of $130,000 CDN per annum plus options for a minimum of 300,000 shares per year at an exercise price of 23 cents USD. Mr. Hyde also has an incentive bonus plan which allows for up to 200% of his base salary conditional upon predetermined targets being met.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class(1)

Alex Haditaghi	25,734,000	75.83%

All executive officers and directors as a group	25,734,000	75.83%

(1) Based on 33,935,000 shares of common stock issued and outstanding as of January 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We will present all possible transactions between us and our officers, directors or 5% stockholders, and our affiliates to the board of directors for our consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or
(D)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

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

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.3	By-laws (1)

(1) Incorporated by reference to our Form SB-2 (SEC File No. 333-117718).

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

On December 6, 2005, we Company filed a Form 8-K disclosing sales of unregistered stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31st, 2005, we were billed approximately $7,000.00 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31st, 2005, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31st, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director

Dated: January 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	January 31, 2006
Alex Haditaghi