Form 10QSB
period 2006-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2006-05-22
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 22, 2006
Common Stock, $.0001 par value	34,380,000

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006	2

	Unaudited Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2006	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND CUMULATIVE FROM INCEPTION (FEBRUARY 6, 2003) THROUGH MARCH 31, 2006

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements4 - 12

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Balance Sheets

March 31, 2006

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$107,950	$169,093
Prepaid expense	99,853	9,888

Total Current Assets	207,803	178,981

Furniture and Equipment, net (note 3)	146,195	88,239

Total Assets	$384,222	$297,549

LIABILITIES

Current Liabilities
Bank indebtedness (note 4)	$207,108	$75,705
Accounts payable and accrued liabilities	300,331	257,719
Note payable (note 5)	250,000	150,000
Related party transactions (note 6)	341,407	348,525

Total Liabilities	985,985	850,822

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.0001 par value; authorized, none
5,000,000 shares authorized, none issued	-	-

Capital stock, $0.0001 par value;
100,000,000 shares authorized;
34,380,000 (2004: 1,929,000) issued and
outstanding (note 7)	3,438	3,394

Additional Paid-In Capital	1,299,291	722,611

Subscription Receivable (note 8)	(630,000)	(630,000)

Accumulated Other Comprehensive Income	3,224	11,128

Accumulated Balance During the Development Stage	(1,277,716)	(660,406)

Total Shareholders’ Deficit	(601,763)	(553,273)

Total Liabilities and Stockholders’ Deficiency	$384,222	$297,549

(See accompanying notes to these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statement of Operations

Period Ended March 31, 2006, and the Period From February 6, 2003 (Date of Inception) Through March 31, 2006

			For the Period From Feb 6, 2003 (Inception) to
	Three Months Ended March 31,		March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)

Revenues	$344,758	$-	$574,361

EXPENSES
Salaries and benefits	512,157	-	823,533
Commission and agent fees	226,748	-	336,358
General and administrative expenses	200,151	10,205	647,430
Occupancy costs	19,320	-	114,253

Total Operating Expenses	958,376	10,205	1,921,574

Loss from Operations	(613,618)	(10,205)	(1,347,213)

Other Expenses	(3,689)	-	(2,925)

Write-off of Goodwill	-	-	(8,000)
Gain on Extinguishment of Debt	-	80,425	80,425

Total Other Income (Expense)	(388)	-	(473)

Gain on Extinguishment of Debt	-	-	80,425

(Loss) Income Before Income Taxes	(617,307	70,220	(1,277,713)

Provision for income taxes	-	-	-

Net (Loss) Income	(617,307)	70,220	(1,277,713)

Foreign Currency Translation Adjustment	(7,904)	-	3,224

Total Comprehensive (Loss) Income	$(625,211)	$70,220	$(1,274,489)

Net (Loss) Earnings per Share - Basic
and Diluted During the Period	$(0.02)	$0.01	$

Weighted Average Number of Shares
Outstanding - Basic and Diluted
During the Period	34,024,000	8,447,202

(See accompanying notes to these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Consolidated Statements of Cash Flows

Period Ended March 31, 2006, and the Period From February 6, 2003 (Date of Inception) Through March 31, 2005

	Three Months Ended March 31,	For the period from Feb. 6, 2003 (Inception) to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(617,307)	$70,220	$(1,277,713)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Amortization	-	-	7,831
Goodwill impairment write-down	-	-	8,000
Gain on extinguishment of debt	-	-	(80,425)
Stock issued for salaries and benefits	324,000	-	324,000
Stock issued for general and administrative expenses	27,000	-	27,000
Stock issued for debt settlement	76,923	-	76,923
Change in assets and liabilities:
Prepaid expense	-	-	(9,888)
Accounts payable and accrued liabilities	42,612	(70,290)	375,756
Related party payable	(7,118)	(5,135)	341,407

Net cash used in operating activities	(153,890)	(5,205)	(207,109)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(95,475)

Net cash used in investing activities	-	-	(95,475)

Cash Flows from Financing Activities
Deferred offering costs	-	-	(30,329)
Proceeds from note payable	100,000	-	250,000
Proceeds from related party debt	-	-	5,000
Proceeds from note payable	60,387	42,400	65,522
Issuance of common stock	-	-	88,005
Increase in bank indebtedness	-	-	94,578

Net cash provided by financing activities	100,000	-	407,254

Net (Decrease) Increase in Cash	(53,890)	(5,205)	104,670
Foreign Exchange on Balances	(7,253)	-	3,280
Cash - beginning of period	169,093	8,416	-

Cash - end of period	$107,950	$3,211	$107,950

Supplemental Cash Flow Information

Interest paid	$2,560	$-	$2,656

Income taxes paid	$-	$-	$-

(See accompanying notes to these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

1.	Nature of Business, Development Stage Activities and Going Concern

Nature of Business

MortgageBrokers.com, Holdings Inc. (the “Company”) registered a change of name with the state of Delaware in February 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company is considered a development stage enterprise. As such, the Company has, since inception, spent most of its efforts in developing, testing and refining its business plan, establishing strategic alliances in the marketplace and in raising capital to fund its operations.

The planned operations of the Company consists of becoming a financial services company centred around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiary’s, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc.

Development Stage Activities

The Company’s condensed business activities include the acquisition of several mortgage broker, mortgage origination ‘book of business’ in the Company’s mortgage brokerage channel. The Company has commenced and is solidifying its first two real estate strategic alliance partners, namely: Maxwell Realty Inc. and RE/MAX Ontario-Atlantic Canada Inc. which will provide the Company with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U. In the first quarter 2006, service level agreements and strategic market licensure Agreements were executed with our strategic real estate alliance partners. The Company has incurred costs resulting from management’s plan to seek equity financing through a private placement of its common stock.

Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2006, the Company incurred a loss of $617,307 (2005 - $(70,220)).

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

1.	Nature of Business, Development Stage Activities and Going Concern (cont’d)

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

2.	Summary of Significant Accounting Policies (cont’d)
	b)	Basis of Consolidation and Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc. and are presented under the accrual basis of accounting. All significant intercompany transactions and balances have been eliminated upon consolidation.

c)	Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

2.	Summary of Significant Accounting Policies (cont’d)
	c)	Recent Accounting Pronouncements (cont’d)

In December 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

2.	Summary of Significant Accounting Policies (cont’d)
	c)	Recent Accounting Pronouncements (cont’d)

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

3.	Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2006	Net Book Value 2005
Furniture and equipment	$105,746	$6,471	$99,275	$58,442
Computer equipment	44,047	739	43,308	29,285
Leasehold improvements	3,612	-	3,612	512
	$153,405	$7,210	$146,195	$88,239

4.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit. The line of credit bears interest at prime plus 0.5%, is unsecured and due on demand.

5.	Note Payable

During the year, the Company issued an unsecured convertible note with Re/Max Ontario-Atlantic Canada Inc. The $250,000 (December 31, 2005 - $150,000) note is due on demand and is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually.

The note payable is convertible into 250,000 common shares at the option of the holder.

6.	Related Party Transactions

All related party transactions are recorded at the exchange amounts. During the year, a shareholder/officer of the Company provided $341,407 (December 31, 2005 - $348,525) to fund the working capital of the Company. The advance is non-interest bearing and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

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

On November 8, 2005, the Company approved the issuance of 100,000 shares of restricted common stock for cash consideration of $100,000USD. These shares were issued on March 14, 2006.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of March 31, 2006, no options had been granted under this plan.

On March 14, 2006, the Company issued 50,000 shares to vFinance, Inc. based on the execution of an investment banking service agreement.

On March 14, 2006, the Company issued 150,000 shares to Elliot Sud based on the execution of a stock purchase agreement and for the provision of advisory services.

On March 14, 2006, the Company issued 50,000 shares each to Sharon Oakes and Ron Stanners based on the acquisition of the assets of Lending Source Canada Inc.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

7.	Stockholders’ Equity (cont’d)

On March 14, 2006, the Company issued 5,000 shares to Nicole Locking pursuant to the execution and termination of an employment agreement.

On March 14, 2006, the Company issued 100,000 shares to Mark Lindsay based on the execution of an advisory and consulting agreement.

On March 14, 2006, the Company issued 25,000 shares to Mike Fearnow pursuant to the execution of an advisory services agreement.

On March 14, 2006, the Company issued 15,000 shares to Atillio Lombardi (National Computer Professionals Inc.) pursuant to the provision of an agreement for information systems and technology services.

8.	Subscription Receivable

On October 24, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock for a total of $630,000 pursuant to a Stock Purchase Agreement. Such shares are restricted in accordance with Rule 144 of the Securities Act of 1933. The Company has the right to demand recall of the shares, and such shares shall be transmitted back to the Company within ten (10) business days of the demand.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

10.	Subsequent Events

In April 2006, the Company also executed a three year service licensing agreement with Maxwell Realty Inc. one of the largest independent franchised real estate companies in Alberta, Canada. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across the country. The company has already begun the launch of its model with early success and service exclusivity at the two Maxwell offices in Calgary, Alberta.

In April 2006, the Company issued an unsecured convertible note with Re/Max Ontario-Atlantic Canada Inc. The $150,000 note is due on demand and is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually.

The Company issued a Private Placement Memorandum ("PPM") to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. These shares are subject to a 12 month lockup and a 2 year leak out agreement. The PPM is scheduled to close on May 31, 2006. Based on on-going discussions, the Company is confident that the Private Placement will successfully close at the end of the month.

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

Organization and Nature of Business

MortgageBrokers.com, Holdings Inc. (the “Company”) registered a change of name with the state of Delaware in February 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. The Company is considered a development stage enterprise. As such, the Company has, since inception, spent most of its efforts in developing, testing and refining its business plan, establishing strategic alliances in the marketplace and in raising capital to fund its operations.

The planned operations of the Company consists of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc.

Current Activities

The Company is currently devoting substantially all of its efforts to establishing a new business.

During the first half of 2005, management developed its business model, business plans and strategic market plans that included: organization of the company and divisions; identification of our sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ acquisition models; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

The Company began to establish book keeping practices in mid 2005 to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit centre sales channels, namely: the mortgage broker sales channel – a national network of fully commissioned mortgage broker agent teams operating store front retail branch locations; and, the real estate sales channel – servicing strategic real estate partner lead referrals regionally supported with our network of mortgage agents.

During the last half of 2005, management began to execute its business strategy and generate revenue. These activities included the acquisition of several mortgage broker mortgage origination ‘books of business’ in our mortgage broker sales channel. The company has also commenced discussions with strategic market partners in our real estate sales channel. The company has incurred expenses in the establishment of sales management resources and the launch of our mortgage broker and real estate sales channels. The company received revenue from these operations.

In the first quarter of 2006, the Company has continued to execute, test and refine its business strategy of acquiring mortgage brokerage books of business across Canada and the United States and solidifying its first two real estate strategic alliance partners, namely: Maxwell Realty Inc. and RE/MAX Ontario-Atlantic Canada Inc. Our first two real estate strategic alliance partners provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U. In the first quarter 2006, service level agreements and strategic market licensure Agreements were executed with our strategic real estate alliance partners. The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing our real estate strategic alliance partner, Maxwell Realty Inc. Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, and mergers and acquisitions. In February, 2006, the company issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. Pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX Ontario-Atlantic Canada Inc. in January, 2006, up to 1.5 million shares were made available to RE/MAX Ontario-Atlantic Canada Inc. and the remaining shares were made available to RE/MAX Ontario-Atlantic Canada Inc. Franchisees and other qualified participants. Through the first quarter of 2006, the company executed notes for unsecured debt to RE/MAX Ontario-Atlantic Canada Inc. that is convertible to stock at the same price as offered through the private placement.

Plan of Operations

Since launching the Company’s “Broker Channel Acquisition Ownership Program” to the Canadian marketplace in the third quarter of 2005, the Company continues to receive early adoption to its innovative business model of equity ownership by the long term value builders within the mortgage broker community. This model, which is revolutionary to the mortgage brokerage industry, resolves the long standing mortgage broker industry issues of ownership, exit strategy, recruitment and retention – allowing our mortgage broker sales channel national agent network to be established and grow rapidly. As well, through the establishment of long term real estate channel strategic alliance licenses, our model has the opportunity to capture the customer experience at the very start of the mortgage sales cycle and leverage long standing industry leading brands to increase origination capture and optimize revenue management opportunities with the lender community. Our existing real estate strategic alliances established in the last two quarters with long term service agreements amount to a $30 billion mortgage origination opportunity annually.

Since our launch, our competitors have responded by raising their compensation models in an attempt to retain their brokers with the guarantee of short term transaction-based income rewards and others have attempted to block our real estate alliances with little success. The Company believes these responses from its competitors, who are long standing market leaders, are an encouraging sign that they take our model seriously and when combined with the establishment of our strategic market alliances, are a validation that our business model is indeed unique and difficult to match. In partial acknowledgement of these competitive responses and in consideration of feedback from our mortgage broker sales channel, the company has raised it’s transaction-based compensation model to reflect the average payout for the industry and moved to solidify its relationships with its real estate channel strategic alliance partners.

After signing a 10 year licensing agreement with RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) in January 2006, the company began to shore up its strength in Atlantic Canada by beginning the process for acquiring provincial regulatory approval to conduct business in each Atlantic province. By the end of the first quarter 2006, the company had regulatory approval to conduct business in Ontario, Alberta, Saskatchewan, New Brunswick and Prince Edward Island. Applications are currently being processed for Nova Scotia and Newfoundland – a major step towards becoming a coast-to-coast-to-coast mortgage originator.

In the audited financial statements for 2005, the company announced the signing of a letter of intent with RE/MAX, who commands a real estate sales associate network of over 20,000 agents in 29 countries. The letter of intent, which initially defines the territory for the launch of the Mortgage Solution in Ontario and Atlantic Canada, will give the company the envelope to capture mortgage origination in excess of $30 billion. During the first quarter of 2006, the company announced that RE/MAX and MortgageBrokers.com have executed a 10 year strategic alliance marketing, referral and revenue sharing agreement, renewable for an additional ten years, completing the relationship.

Pursuant to executing the 10 year alliance agreement with RE/MAX, the company issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. The PPM is scheduled to close on May 31, 2006. Funds raised through the PPM will be primarily used to fuel the company’s organization and growth over the following twenty-four months with particular focus on supporting our real estate sales channel and strategic alliance programs. The RE/MAX Mortgage Solution program is scheduled to launch June 1, 2006.

In recognition of the value driven by the RE/MAX Franchisee broker/owner network, an amendment of the RE/MAX 10 year strategic alliance licensing agreement was negotiated to reflect this value of brand building, access and influence over its network of Sales Associates, and local market presence. This change to the licensing agreement is a reflection of the company’s evolving relationship and focus on creating a break-through solution to both the Real Estate and Mortgage Brokerage industry. In addition the company has recently begun executing a Service Level Agreement with each RE/MAX Franchisee which is the next step towards launching this program on June 1st, 2006.

In the latter half of 2005, our company commenced discussions with the owners of Maxwell Realty Inc. for the purchase of the assets of their “in-house” mortgage broker company, Lending Source Canada Inc. The company granted one of it’s mortgage broker teams the right to acquire the Lending Source assets on an earn-out basis and, using the acquired assets, to build our brand presence throughout Alberta and to service Maxwell Realty Inc. The parties subsequently decided to terminate their relationship and in the first quarter, 2006 the company has since completed the Lending Source asset acquisition directly with the owners of Maxwell Realty. The company is currently undergoing a reconciliation of accounts with its former mortgage agent with respect to a $50,000 deposit and interim operating expenses and revenue. The company also executed a three year service licensing agreement with Maxwell Realty Inc. one of the largest independent franchised real estate companies in Alberta, Canada. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across the country. The company has already begun the launch of its model with early success and service exclusivity at the two Maxwell offices in Calgary, Alberta.

On October 24th, 2005 the Company approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to be paid to the company in December, 2005. At the end our first quarter, 2006 the company continues to receive communication from Mercatus that the funding of the Stock Purchase Agreement is imminent. The company is disappointed with the delay in funding and will investigate it’s options if funding does not occur by the end of the second quarter, 2006.

Marketing Activity:

Through the licensing agreements with RE/MAX and Maxwell Realty Inc., the company believes that it’s industry and consumer marketing activity will substantively increase. This will likely occur on a broader scale in print, television, radio and on-line but more importantly through joint marketing initiatives in local real estate offices and communities. Mortgage origination is closely tied to the real estate transaction and these local alliances are an important factor in brand recognition.

In February of 2006, the company was profiled and featured in Investment Executive Magazine, Canada’s national newspaper for financial service industry professionals, reaching more than 120,000 financial advisors 16 times a year, in an article entitled, “New player in Canadian’s mortgage business – Ontario and Western firms come under MortgageBrokers.com umbrella as consolidation continues in growing industry”. This article favourably reflected the acquisition model for mortgage brokerages and interviewed our recent acquisitions in Ontario and Western Canada.

Regional marketing initiatives this quarter from one our most established mortgage agent teams, The MortgageBrokers.com Elite Mortgage Team in Ottawa, Canada, included our industry leading managing partner, Michael Hapke committing to a $50,000 radio campaign over the next 12 months. The radio ad’s promote the team’s four locations, MortgageBrokers.com’s unique ownership structure and what our company has to offer first time buyers and people consolidating debt or renewing their mortgages.

The advertising campaign will run on CHUM Radio (Team 1200 and 580 CFRA) with special features on the Kevin Haime Golf Show (two hour show) on Saturday mornings and the Ottawa Senators game broadcasts (pre game, during game and post game). These game broadcasts are also simulcast on 93.9 BOB FM. The advertisements range from 30 second commercials to single name mentions which will run throughout the year.

Business Development Activity:

As of April 30th, 2006 the company had licensed 112 mortgage agents. This represents similar numbers to our year end statistics. In March, the company underwent re-licensing in Ontario and subsequently terminated contracts with 36 mortgage agents that were mortgage agents primarily acquired through LendingTree.ca. The company did not experience any ill effect as they reflect a marginal book of business and we continue to strive towards our 2006 goal of having $2 billion in mortgage broker agent books-of-business acquired and licensed to operate under our brand and $1 billion in funded mortgage origination volume in our fiscal year 2006.

The acquisition of Your Mortgage Connection was the largest acquisition for the company in the first quarter of this year. This agent group, under the direction of long standing Canadian industry leader Rachelle Raia and her senior management team, comprising of 28 independent, licensed mortgage agents serving the Southern Ontario and Greater Toronto region and expects to generate $350 million in mortgage origination in 2006. Since joining our company, the MortgageBrokers.com Your Mortgage Connection team has grown to 26 independent licensed mortgage agents, a representation of the quality of this mortgage origination team and our business model. The company was purchased through in an all-stock transaction through shares which were owned by the Chairman and CEO of MortgageBrokers.com Alex Haditaghi, thereby ensuring no dilution to the current shareholders associated with this growth.

As part of this non-dilutionary growth strategy, Mr. Haditaghi agreed to invest up to 4,000,000 shares from his personal holdings of MortgageBrokers.com Class A stock into the Company's "Mortgage Broker Channel Acquisition Ownership Program" to accelerate the recruitment and acquisition of industry leading, long term value minded mortgage originators. It is expected that as much as $5 Billion CDN in mortgage origination volume maybe recruited through this non-dilutive transaction with existing shareholders.

As of March 31, 2006 the company had new contracts with 36 mortgage agents in our first quarter, 2006 growing our national retail branch team network to 7 new managing partners, each managing a regional team of Loan originators, extending our national network of retail branch offices.

On March 21st the company announced the execution of a letter of intent to acquire a New Jersey based mortgage brokerage and banker with licenses in seven states in the United States and represents $400 million in mortgage origination volume and $6.2 million in gross revenue. This represents the company's first steps towards entering the $3.8 trillion market in the United States through an established footprint on the east coast. At the present time company is proceedings with its Due diligence on the New Jersey based company.

Human Resources Activity:

In the first quarter, 2006, the company hired Scott Mackenzie as Regional Vice President – Atlantic Canada. Mr. Mackenzie brings with him more than 15 years of financial services industry experience with his most recent post with Interbay Funding Corp, where he successfully developed the company’s commercial mortgage business, achieving the quickest mortgage funding for a new territory in the company’s history. Given the company’s recent strategic alliance with RE/MAX, it was important to find talent that would not only represent MortgageBrokers.com but reflect the professionalism and strength of the RE/MAX brand. Since coming aboard, Scott has spearheaded recruitment activity, hiring our first 3 brokers in Atlantic Canada and establishing the MortgageBrokers.com model with brokers in this region.

Results of Operation

In the latter part of our third quarter, 2005, the company began to test its business strategy and generate revenue. In our first quarter, 2006, despite a 266% increase in revenues over our fourth quarter, 2005, the company continues to rely upon the issue of equity and convertible debt to sustain operations. For the three months ending March 31, 2006, the Company recognized revenues of $344,758 and a net loss of $617,307. The Company, comparatively for the twelve months ending December 30, 2005, recognized revenues of $229,603 and a net loss of $499,977.

Liquidity and Capital Resources

At March 31, 2006 the Company had $107,950 in cash; $99,853 in prepaid expenses; $146,195 in furniture and equipment and recognized $30,224 in deferred offering costs for a total of $384,222 in assets. Comparatively as at December 31, 2005 the Company had $169,0936 in cash and a total of $297,549 in total assets. The Company had $300,331 in accounts payable and accrued liabilities and $341,407 in loans payable to a related party, $250,000 in unsecured convertible notes payable, and $94,247 in bank indebtedness related to an unsecured line of credit for a total of $985,985 in liabilities as at March 31, 2006. Comparatively as at December 31, 2005 the company had $257,719 in accounts payable and accrued liabilities and $3481,525 in loans payable to a related party, $150,000 in unsecured convertible notes payable, and $94,578 in bank indebtedness related to an unsecured line of credit for a total of $850,822 in liabilities.

The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that the Company will be successful in the industry.

The company issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. The PPM is scheduled to close on May 31, 2006. As at May 1, approximately 1.6 million shares have been subscribed for through the private placement. Based on on-going discussions, the Company is confident that the Private Placement will successfully close at the end of the month.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

On March 14, 2006, we issued a total of 495,000 shares of our restricted common stock to the following shareholders for Cash, Services rendered, employment contract, consulting services and assets acquisitions.: Elliot Sud-150,000 shares; V Finance-50,000 shares; Sharon Oakes-50,000 shares; Ron Stanners-50,000 shares; Nicole Locking-5,000 shares; Mark Lindsey-100,000 shares; Michael Fearnow-25,000 shares; and Attilio Lombardi-15,000 shares. These shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

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

On February 1, 2006, the Company filed a Form 8K based on the license agreement with RE/MAX Ontario-Atlantic Canada Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MortgageBrokers.com Holdings, Inc.

May 22, 2006	By: /s/ Alex Haditaghi
Alex Haditaghi, President, Secretary and Director