Form 10QSB
period 2006-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2006-08-21
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 18, 2006
Common Stock, $.0001 par value	36,992,470

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006	2

	Unaudited Condensed Consolidated Statements of Cash flows for the Three and Six Months Ended June 30, 2006	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	6

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2006

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4 - 11

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2006

Unaudited

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2006	2005
	(Unaudited)	Audited

ASSETS
Current Assets
Cash and cash equivalents	$1,411,790	$169,093
Prepaid expense	100,303	9,888

Total Current Assets	1,512,093	178,981

Furniture and Equipment, net (note 3)	137,036	88,239

Deferred Offering Costs	44,818	30,329

Total Assets	$1,693,947	$297,549

LIABILITIES
Current Liabilities
Bank indebtedness (note 4)	$98,549	$94,578
Accounts payable and accrued liabilities	375,055	257,719
Note payable (note 5)	7,500	150,000
Advances from related party (note 6)	320,283	348,525

Total Liabilities	801,387	850,822

STOCKHOLDERS’DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-

Capital stock, $0.0001 par value; 100,000,000 shares authorized;
36,092,470 (2005: 33,935,000) issued and 35,592,470 (2005: 33,935,000) outstanding (note 7)	3,555	3,394
Additional Paid in Capital	3,223,644	722,611

Subscription Receivable (note 8)	(760,126)	(630,000)

Accumulated Other Comprehensive (Loss) Income	(1,191)	11,128

Deficit AccumulatedDuring the Development Stage	(1,573,322)	(660,406)

Total Stockholders’ Deficit	892,560	(553,273)

Total Liabilities and Total Stockholders’ Deficit	$1,693,947	$297,549

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months and Six Months Ended June 30, 2006 and 2005

Unaudited

(Expressed in United States Dollars)

	Three Months Ended 2006	Three Months Ended 2005	Six Months Ended 2006	Six Months Ended 2005

Revenues	$744,977	$32,470	$1,089,735	$32,470

Expenses
Salaries and benefits	218,178	-	397,506	-
Commission and agent fees	616,212	-	842,960	-
General and administrative expenses	164,859	215,934	697,839	226,139
Occupancy costs	38,675	-	57,995	-

Total Operating Expenses	1,037,924	215,934	1,996,300	226,139

Loss from Operations	(292,947)	(183,464)	(906,565)	(193,669)

Other Expenses	(2,662)	(85)	(6,351)	(85)

Gain on Extinguishment of Debt	-	-	-	80,425

Loss Before Income Taxes	(295,609)	(183,549)	(912,916)	(113,329)

Provision for income taxes	-	-	-	-

Net Loss	(295,609)	(183,549)	(912,916)	(113,329)

Foreign currency translation	6,713	(1,416)	(1,191)	(1,416)

Comprehensive Loss	$(288,896)	$(184,965)	$(914,107)	$(114,745)

Basic and Diluted Loss Per Share	$0.01	$0.01	$0.03	$0.01

Weighted Average Number of Shares
Outstanding During the Periods –
Basic and Diluted	34,928,481	32,935,000	34,426,004	20,827,144

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

Unaudited

(Expressed in U.S. Dollars)

	2006	2005

Cash Flows from Operating Activities
Net loss	$(912,916)	$(113,329)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Amortization	19,553	3,875
Stock issued for services	441,000	-
Change in assets and liabilities:
Prepaid expense	(88,107)	-
Employee receivable	-	-
Accounts payable and accrued liabilities	112,779	23,602
Related party payable	(43,260)	-
Other assets	-	-

Net cash used in operating activities	(470,951)	(134,504)

Cash Flows from Investing Activities
Purchase of equipment	(2,083)	(59,655)
Purchase of subsidiary	-	(8,100)

Net cash used in investing activities	(2,083)	(67,755)

Cash Flows from Financing Activities
Deferred offering costs	(24,390)	-
Repayment from note payable	(150,000)	27,766
Proceeds of note payable	7,500	-
Issuance of common stock	1,852,344	227,312

Net cash provided by financing activities	1,685,454	255,078

Net Increase in Cash	1,212,420	52,819

Gain (Loss) on Foreign Exchange	26,306	(1,416)

Cash - beginning of period	74,515	8,416

Cash - end of period	$1,313,241	$59,819

Supplemental Cash Flow Information
Interest paid	$4,851	$-

Income taxes paid	$-	$-

During the six months ended June 30, 2006, the Company issued 220,000 capital stock valued at $411,000 for services rendered.

During the six months ended June 30, 2006, the Company issued 100,000 capital stock valued at $58,837 in connection with purchases of equipment.

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

1.	Nature of Business and Going Concern

Nature of Business

Mortgagebrokers.com Holdings, Inc. (the “Company”) registered a change of name with the state of Delaware in February 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

The planned operations of the Company consists of becoming a financial services company centred around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiary’s, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc.

Going Concern

The Company’s condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2006, the Company incurred a loss of $912,916 (2005 - $113,329).

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

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10 KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

2.	Summary of Significant Accounting Policies (cont’d)
	c)	Recent Accounting Pronouncements (cont’d)

In April 2006, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation No. (“FIN”) 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 provides accounting guidance on how to distinguish between arrangements that create variability (i.e., the risks and rewards) within an entity and arrangements that are subject to that variability (i.e., variable interests). FSP FIN 46(R)-6 is responding to a need for accounting guidance on arrangements that can be either assets or liabilities (e.g., derivative financial instruments). FSP FIN 46(R)-6 is effective for the first fiscal period that begins after June 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

3.	Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2006	Net Book Value 2005
Furniture and equipment	$110,572	$17,147	$93,425	$58,442
Computer equipment	19,851	3,626	16,225	29,285
Computer software	26,207	3,940	22,267	-
Leasehold improvements	5,688	569	5,119	512
	$162,318	$25,282	$137,036	$88,239

4.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit with a limit of $134,385. The line of credit bears interest at prime plus 0.5%, is unsecured and due on demand.

5.	Note Payable

The note payable is due on demand and is non interest bearing.

6.	Advances From Related Party

During the period, a shareholder/officer of the Company had advances owing of $320,283 (December 31, 2005 $348,525) to fund the working capital of the Company. The advances are non- interest bearing and due on demand.

All related party transactions are recorded at the exchange amounts.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

7.	Stockholders’ Equity (cont’d)

Common Stock (cont’d)

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

On March 14, 2006, the Company approved the issuance of 100,000 shares of restricted common stock for cash consideration of $100,000 (Canadian $119,800) to Elliot Sud. On March 14th these shares were issued to Mr. Elliot Sud.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

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

On March 14, 2006, the Company issued 15,000 shares to Atillo Lombardi pursuant to the provision of information systems and technology services.

On April 25, 2006, the Company issued 500,000 shares to Trisan Corporation and Vito Galloro. These share are not released yet and are subject to execution of an advisory and consulting agreement and final settlement on consulting matters.

8.	Subscription Receivable

On October 24, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock for a total of $630,000 pursuant to a Stock Purchase Agreement. The Company has the right to demand recall of the shares, and such shares shall be transmitted back to the Company within ten (10) business days of the demand.

On June 18, 2006, the Company’s board of directors approved the cancellation of the 1,000,000 shares of restricted common stock for a total consideration of $630,000 and have requested the return of the stock.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

8.	Subscription Receivable (cont'd)

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received & promissory notes were executed for balance of $265,000.

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

10.	Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company’s current income taxes are as follows:

Six Months
Ended
June 30,
2006
Expected income tax recovery at the statutory rates of 36.12%	$(329,745)
Valuation allowance	329,745

Provision for income taxes	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006

Unaudited

10.	Income Taxes (cont’d)

The components of deferred income taxes are as follows:

June 30,
2006

Deferred income tax assets

Net operating loss carryforwards	$(568,284)
Valuation allowance	568,284

Deferred income taxes	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized in timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As at June 30, 2006, and December 31, 2005, the Company had approximately $1,500,000 and $600,000 respectively, of Federal and State net operating loss carryovers available to offset future taxable income, such carryovers expire in various years.

11.	Commitments

The Company has signed lease agreements for their various locations for their occupancy space. Committed future payments are as follows:

		2006	$10,327
		2007	$6,885
12.	Comparative Figures

Certain figures for the prior period have been reclassified to conform with the current period’s financial statement presentation.

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

Organization and Nature of Business

MortgageBrokers.com, Holdings Inc. (the “Company”) registered a change of name with the state of Delaware in February 2005. We were formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003. We are considered a development stage enterprise. As such, we have, since inception, spent most of our efforts in developing, testing and refining our business plan, establishing strategic alliances in the marketplace and in raising capital to fund our operations.

Our planned operations consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through our subsidiaries, Mortgagebrokers.com, Inc. (Ontario Corporation) and MortgageBrokers.com Financial Group of Companies, Inc (Canadian Federal corporation).

Current Activities

We are currently devoting substantially all of our efforts to establishing a new business.

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

We began to establish book keeping practices in mid 2005 to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit centre sales channels, namely: the mortgage broker sales channel – a national network of fully commissioned mortgage broker agent teams operating store front retail branch locations; and, the real estate sales channel – servicing strategic real estate partner lead referrals regionally supported with our network of mortgage agents.

During the last half of 2005, we began to execute our business strategy and generate revenue. These activities included the acquisition of several mortgage broker mortgage origination ‘books of business’ in our mortgage broker sales channel. We have also commenced discussions with strategic market partners in our real estate sales channel. We have incurred expenses in the establishment of sales management resources and the launch of our mortgage broker and real estate sales channels. We received revenue from these operations.

In the first two quarters of 2006, we have continued to execute, test and refine our business strategy of acquiring mortgage brokerage books of business across Canada and the United States and solidifying our first two real estate strategic alliance partners, namely: Maxwell Realty Inc. and RE/MAX Ontario-Atlantic Canada Inc. Our first two real estate strategic alliance partners provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U. In the first quarter 2006, service level agreements and strategic market licensure Agreements were executed with our strategic real estate alliance partners. The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing our real estate strategic alliance partner, Maxwell Realty Inc. Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, and mergers and acquisitions. In February, 2006, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. Pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX Ontario-Atlantic Canada Inc. In June 1st, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344.00 was received and promissory notes for the balance of $265,000 were executed. Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to RE/MAX Ontario-Atlantic Canada Inc. which were convertible to stock at the same price as offered through the private placement ($1.00 per share). These notes were converted to shares on June 12, 2006.

Plan of Operations

Since launching our “Broker Channel Acquisition Ownership Program” to the Canadian marketplace in the third quarter of 2005, we continue to receive early adoption to our innovative business model of equity ownership by the long term value builders within the mortgage broker community. This model, which is revolutionary to the mortgage brokerage industry, resolves the long standing mortgage broker industry issues of ownership, exit strategy, recruitment and retention – allowing our mortgage broker sales channel national agent network to be established and grow rapidly. As well, through the establishment of long term real estate channel strategic alliance licenses, our model has the opportunity to capture the customer experience at the very start of the mortgage sales cycle and leverage long standing industry leading brands to increase origination capture and optimize revenue management opportunities with the lender community. Our existing real estate strategic alliances established in the last two quarters with long term service agreements amount to a $30 billion mortgage origination opportunity annually.

Since our launch, our competitors have responded by raising their compensation models in an attempt to retain their brokers with the guarantee of short term transaction-based income rewards and others have attempted to block our real estate alliances with little success. We believe these responses from our competitors, who are long standing market leaders, are an encouraging sign that they take our model seriously and when combined with the establishment of our strategic market alliances, are a validation that our business model is indeed unique and difficult to match. In partial acknowledgement of these competitive responses and in consideration of feedback from our mortgage broker sales channel, we have raised our transaction-based compensation model to reflect the average payout for the industry and moved to solidify our relationships with our real estate channel strategic alliance partners.

After signing a 10 year licensing agreement with RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) in January 2006, we began to shore up our strength in Atlantic Canada by beginning the process for acquiring provincial regulatory approval to conduct business in each Atlantic province. By the end of the first quarter 2006, we had regulatory approval to conduct business in Ontario, Alberta, Saskatchewan, New Brunswick and Prince Edward Island. We received our regulatory approval for Province of Nova Scotia in July 2006. Applications are currently being processed Newfoundland – a major step towards becoming a coast-to-coast-to-coast mortgage originator.

In the audited financial statements for 2005, we announced the signing of a letter of intent with RE/MAX, who commands a real estate sales associate network of over 20,000 agents in 29 countries. The letter of intent, which initially defines the territory for the launch of the Mortgage Solution in Ontario and Atlantic Canada, will give us the envelope to capture mortgage origination in excess of $30 billion. During the first quarter of 2006, we announced that RE/MAX and MortgageBrokers.com have executed a 10 year strategic alliance marketing, referral and revenue sharing agreement, renewable for an additional ten years, completing the relationship.

Pursuant to executing the 10 year alliance agreement with RE/MAX, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. The PPM was closed June 1st, 2006. Funds raised through the PPM will be primarily used to fuel our organization and growth over the following twenty-four months with particular focus on supporting our real estate sales channel and strategic alliance programs. The RE/MAX Mortgage Solution program was launched on June 1, 2006.

In recognition of the value driven by the RE/MAX Franchisee broker/owner network, an amendment of the RE/MAX 10 year strategic alliance licensing agreement was negotiated to reflect this value of brand building, access and influence over its network of Sales Associates, and local market presence. This change to the licensing agreement is a reflection of our evolving relationship and focus on creating a break-through solution to both the Real Estate and Mortgage Brokerage industry. In addition, we have recently begun executing a Service Level Agreement with each RE/MAX Franchisee which is the next step towards launching this program.

In the latter half of 2005, we commenced discussions with the owners of Maxwell Realty Inc. for the purchase of the assets of their "in-house" mortgage broker company, Lending Source Canada Inc. We granted one of our mortgage broker teams the right to acquire the Lending Source assets on an earn-out basis and, using the acquired assets, to build our brand presence throughout Alberta and to service Maxwell Realty Inc. The parties subsequently decided to terminate their relationship, and in the first quarter of 2006, we completed the Lending Source asset acquisition directly with the owners of Maxwell Realty. We Settled this matter with our mortgage Agent for $30.000.00 Cad. A mutual release was signed by both parties. We also executed a three year service licensing agreement with Maxwell Realty Inc., one of the largest independent franchised real estate companies in Alberta, Canada. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across the country. We have already begun the launch of our model with early success and service exclusivity at the two Maxwell offices in Calgary, Alberta.

On October 24th, 2005, we approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to be paid to the company in December, 2005. On June 18, 2006, we sent a Board of Directors resolution informing Mercatus of MortgageBroekrs.com decision to cancel this transaction and request the 1,000,000 back. On August 16, 2006, MortgageBrokers.com had received correspondent from Mercatus’s attorneys that they will return the shares within next 10 business days.

Marketing Activity:

Through the licensing agreements with RE/MAX and Maxwell Realty Inc., we believe that its industry and consumer marketing activity will substantively increase. This will likely occur on a broader scale in print, television, radio and on-line but more importantly through joint marketing initiatives in local real estate offices and communities. Mortgage origination is closely tied to the real estate transaction and these local alliances are an important factor in brand recognition.

In July 2006, MortgageBrokers.com joint advertising with RE/MAX was launched on National post newspaper.

On July 31, 2006, Kathy Bevan of REM magazine (Real Estate Magazine) did a story on Remax and its partnership with Mortgagebroekrs.com. The story featured on August issue of the magazine discussed how Remax sees this program to benefit their sales force and their customers.

Regional marketing initiatives, the company has continued its work on establishing and creating marketing materials for Remax relationships, for mortgage sales force across Canada. We have also worked diligently to launch our next version website with new tools to assist our ever growing mortgage sales force, our customers and our alliance partners.

Business Development Activity:

As of August 17, 2006th, we have licensed 126 mortgage agents/ loan officers. At the present time we, along with our recruiters have over $1.60 Billion in recruitments pipeline. We continue to strive towards our 2006 goal of having $2 billion in mortgage broker agent books-of-business acquired and licensed to operate under our brand and $1 billion in funded mortgage origination volume in our fiscal year 2006.

Most the recruitments and signing bonus shares issued to mortgage brokers to join the company are non dilutive to shareholders and other mortgage brokers, since they are in an all-stock transaction through shares which were owned by the Chairman and CEO of MortgageBrokers.com Alex Haditaghi, thereby ensuring no dilution to the current shareholders associated with this growth.

As part of this non-dilution growth strategy, Mr. Haditaghi agreed to invest up to 4,000,000 shares from his personal holdings of MortgageBrokers.com Class A stock into the Company’s “Mortgage Broker Channel Acquisition Ownership Program” to accelerate the recruitment and acquisition of industry leading, long term value minded mortgage originators. It is expected that as much as $5 Billion CDN in mortgage origination volume maybe recruited through this non-dilutive transaction with existing shareholders.

As of March August, 2006 the company had new contracts with 47 mortgage agents in our first two quarters of 2006 growing our national retail branch team network to 10 new managing partners, each managing a regional team of Loan originators, extending our national network of retail branch offices.

Human Resources Activity:

MortgageBrokers.com continued its human resources activities in second quarter. The company has identified few of the targets recruits. These individuals will assist the company in recruitment and business development aspect of the business. As of August 17, 2006, the company has had serious discussions with these individuals regarding them accepting a position with Mrotgagebrokers.com. Most of these individuals work for Major Banks or major mortgage Broker Company outfits across Canada (our competitors). We should be able to finalize some of these contracts by the end of the third quarter.

Liquidity and Capital Resources

At June 30, 2006, we had $1,411,790 in cash; $100,303 in prepaid expenses; $137,036 in furniture and equipment and recognized $44,818 in deferred offering costs for a total of $1,693,947 in assets. Comparatively as at December 31, 2005, we had $169,093 in cash and a total of $297,549 in total assets. The Company had $375,055 in accounts payable and accrued liabilities and $320,283 in loans payable to a related party, $7,500 in unsecured convertible notes payable, and $98,549 in bank indebtedness related to an unsecured line of credit for a total of $801,387 in liabilities as at June 30, 2006. Comparatively as at December 31, 2005, we had $257,719 in accounts payable and accrued liabilities and $348,525 in loans payable to a related party, $150,000 in unsecured convertible notes payable, and $94,578 in bank indebtedness related to an unsecured line of credit for a total of $850,822 in liabilities.

We will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that we will be successful in the industry.

We issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. In June 1st, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344.00 was received and promissory notes for the balance of $265,000 were executed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

On April 25, 2006, the Company issued 500,000 shares to Trisan Corporation and Vito Galloro. These share are not released yet and are subject to execution of an advisory and consulting agreement and final settlement on consulting matters.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received & promissory notes were executed for balance of $265,000.

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

On June 13, 2006, the Company filed a Form 8K based on an amendment to the license agreement with RE/MAX Ontario-Atlantic Canada Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MortgageBrokers.com Holdings, Inc.

August 21, 2006	By: /s/ Alex Haditaghi
Alex Haditaghi, President, Secretary and Director