Form 10QSB
period 2006-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2006-11-20
CIK 1222218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-105778
                       MORTGAGEBROKERS.COM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



                    DELAWARE                                  05-0554486

        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                 1 Tiffany Gate, Richmond Hill, Ontario L4C 6W7
              (Address of principal executive offices and zip code


       Registrant's telephone number, including area code: (416) 410-4848


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.




              Class                   Outstanding at November 18, 2006
------------------------------------ --------------------------------------
  Common Stock, $.0001 par value                  35,992,470

               MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
                           (FORMERLY MAGNADATA, INC.)

               CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

                                    UNAUDITED

                           (EXPRESSED IN U.S. DOLLARS)






                                    CONTENTS


Condensed Consolidated Interim Balance Sheets                                            1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss           2

Condensed Consolidated Interim Statements of Cash Flows                                  3

Notes to Condensed Consolidated Interim Financial Statements                        4 - 12



MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Balance Sheets
September 30, 2006 and December 31, 2005
Unaudited

                                                                                   September 30,      December 31,
                                                                                         2006              2005
------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)        (Audited)
                                     ASSETS
Current Assets
    Cash                                                                              $ 1,349,303       $  169,093
    Prepaid expenses                                                                       37,170            9,888
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                    1,386,473          178,981

Furniture and Equipment, net (note 3)                                                     128,131           88,239
Deferred Offering Costs, net                                                             -                  30,329
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                          $ 1,514,604         $297,549
==================================================================================================================

                                   LIABILITIES
Current Liabilities
    Bank indebtedness (note 4)                                                        $   103,000       $   94,578
    Accounts payable                                                                      139,679          170,890
    Accrued liabilities                                                                   316,090           86,829
    Notes payable (note 5)                                                                 18,360          150,000
    Advances from related party (note 6)                                                  251,774          348,525
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 828,903          850,822
------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         828,903          850,822
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (note 11)

                              STOCKHOLDERS' EQUITY

Capital Stock (note 7)
    Preferred  stock,  $0.0001 par value;  5,000,000 shares
       authorized, none issued and outstanding                                                  -                -
    Common  stock,   $0.0001  par  value;   100,000,000   shares
       authorized;  35,992,470  (2005:  33,935,000)  issued  and
       outstanding                                                                          3,599            3,394
Additional Paid-in Capital                                                              2,698,600          722,611
Subscription Receivable (note 8)                                                         (242,301)        (630,000)
Accumulated Other Comprehensive (Loss) Income                                             (55,274)          11,128
Deficit                                                                                (1,718,923)        (660,406)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                      685,701        (553,273)
------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                            $ 1,514,604       $ 297,549
==================================================================================================================


MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss For the Three Month and Nine Month Periods Ended September 30, 2006
and 2005
Unaudited




                                                  Three Months      Three Months     Nine  Months        Nine Months
                                                        Ended              Ended            Ended               nded
                                                 September 30,     September 30,    September 30,      September 30,
                                                          2006              2005             2006               2005
---------------------------------------------------------------------------------------------------------------------


Revenues                                           $  1,306,746      $     85,711      $  2,396,481      $    119,181
                                                   ----------        ----------        ------------      ------------


Expenses
    Salaries and benefits                               198,800                --           596,306           100,381
    Commission and agent fees                           962,124                --         1,805,084                --
    General and administrative expenses                 264,811           203,784           960,202           329,542
    Occupancy costs                                      27,236                --            85,231                --
                                                   ----------        ----------        ------------      ------------


Total Operating Expenses                              1,452,971           203,784         3,446,823           429,923
                                                   ----------        ----------        ------------      ------------


Loss from Operations                                   (146,225)         (118,073)       (1,050,342)         (310,742)

Other Expenses                                           (1,824)             (388)           (8,175)             (473)
                                                   ----------        ----------        ------------      ------------


Loss Before the Undernoted                             (148,049)         (118,461)       (1,058,517)         (311,215)

   Gain on extinguishment of debt                            --                --                --            80,425
                                                   ----------        ----------        ------------      ------------


Loss Before Income Taxes                               (148,049)         (118,461)       (1,058,517)         (230,790)

   Provision for income taxes (note 10)                      --                --                --                --
                                                   ----------        ----------        ------------      ------------


Net Loss                                               (148,049)         (118,461)       (1,058,517)         (230,790)

   Foreign currency translation                         (64,675)           21,752           (66,402)           20,336
                                                   ----------        ----------        ------------      ------------


Total Comprehensive Los                            $   (212,724)     $    (96,709)     $ (1,124,919)     $   (210,454)
                                                   ----------        ----------        ------------      ------------


Basic and Diluted Loss per Share                   $         --      $         --      $      (0.03)     $      (0.02)
                                                   ----------        ----------        ------------      ------------


Weighted average number of shares outstanding
   during the periods - basic and diluted            34,928,481        32,935,000        35,584,693        11,707,469
                                                   ----------        ----------        ------------      ------------



              (The accompanying notes are an integral part of these
             condensed consolidated interim financial statements.)



MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2006 and 2005
Unaudited

                                                                                             2006                2005
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net loss                                                                             $(1,058,517)          $  (230,790)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           48,622                 3,912
      Gain on extinguishment of debt                                                              --               (80,425)
      Stock issued for services                                                              441,000                    --
                                                                                         -----------           -----------

                                                                                            (568,895)             (307,303)
    Changes in non-cash working capital:
      Prepaid expenses                                                                       (27,282)               (4,314)
      Loan receivable                                                                             --               (31,452)
      Accounts payable                                                                       (31,211)              211,926
      Accrued liabilities                                                                    229,261                    --
      Advances from related party                                                            (96,751)                   --
                                                                                         -----------           -----------

Net Cash Used in Operating Activities                                                       (494,878)             (131,143)
                                                                                         -----------           -----------

Cash Flows from Investing Activities
    Purchase of furniture and equipment                                                       (7,316)              (94,085)
    Purchase of subsidiary                                                                        --                (8,100)
                                                                                         -----------           -----------

Net Cash Used in Investing Activities                                                         (7,316)             (102,185)
                                                                                         -----------           -----------

Cash Flows from Financing Activities
    Deferred offering costs                                                                  (17,068)                   --
    Proceeds from notes payable                                                              118,360                60,389
    Proceeds from issuance of common stock for cash                                        1,639,092               212,476
    Proceeds from bank indebtedness                                                            8,422                    --
                                                                                         -----------           -----------

Net Cash Provided by Financing Activities                                                  1,748,806               272,865
                                                                                         -----------           -----------

Net Increase in Cash                                                                       1,246,612                39,537
Effect of Foreign Exchange Rate Changes                                                      (66,402)               20,336
Cash - beginning of  period                                                                  169,093                 8,416
                                                                                         -----------           -----------

Cash - end of period                                                                     $ 1,349,303           $    68,289
                                                                                         ===========           ===========

Supplemental Cash Flow Information
    Interest paid                                                                        $     5,315                    $-
                                                                                         ===========           ===========

    Income taxes paid                                                                    $        --           $        --
                                                                                         ===========           ===========

During the nine months ended September 30, 2006, the Company issued 285,000 capital stock valued at $441,000 for services rendered. During the nine months ended September 30, 2006, the Company issued 100,000 capital stock valued at $58,801 in connection with purchases of equipment.

During the nine months ended September 30, 2006, notes payable totalling $250,000 were converted to capital stock.

              The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



1.    Nature of Business and Going Concern

      Nature of Business

      Mortgagebrokers.com Holdings, Inc. (the "Company") registered a change of name with the state of Delaware in February 2005. It was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

      The planned operations of the Company consist of becoming a financial services company centred around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union ("E.U."). Operations are presently conducted through the Company's subsidiaries, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc.

      Going Concern

      The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2006, the Company incurred a loss of $1,058,517 (2005 - $230,790).

      The Company's ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

      The Company has devoted substantially all of its efforts to establishing its current business. Management has developed its business model, business plans and strategic marketing plans which include: organization of the Company and divisions; identification of the Company's sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination 'book of business' models; establishment of the operational parameters for a centralized shared services underwriting call centre; development of cash flow forecasts and an operating budget; identification of markets to raise additional equity capital and debt financing; embarking on research and development activities; performance of employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists. In the event the Company cannot secure the necessary funds, it may be necessary to delay, curtail or cancel the further development of its current business. The Company plans to pursue additional financing; however there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

      The condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited


2.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

      a)    Condensed Consolidated Interim Financial Statements

            The accompanying unaudited condensed consolidated interim financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of September 30, 2006 and the related operating results and cash flows for the interim period, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

      b)    Basis of Consolidation and Presentation

            The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries Mortgagebrokers.com, Inc. and Mortgagebrokers.com Financial Group of Companies, Inc. and are presented under the accrual basis of accounting. All significant intercompany transactions and balances have been eliminated upon consolidation.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



2. Summary of Significant Accounting Policies (cont'd)

      c)    Recent Accounting Pronouncements

            In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

            In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, which amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 156"). In a significant change to current guidance, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
            (1) Amortization Method or (2) Fair Value Measurement Method. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

            In June 2006, FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



2. Summary of Significant Accounting Policies (cont'd)

      c) Recent Accounting Pronouncements (cont'd)

            In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritises the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

            In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers' Accounting for Pensions". SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



3.    Furniture and Equipment, net


                                                                       September 30,      December 31,
Accumulated                             Net Book          Net Book             2006              2005
                                            Cost      Depreciation            Value             Value
-----------------------------------------------------------------------------------------------------

        Furniture and equipmen          $110,542          $ 22,331          $ 88,211          $ 58,442
        Computer equipment                19,846             5,056            14,790            29,285
        Computer software                 26,200             5,903            20,297                --
        Leasehold improvements             5,688               855             4,833               512
                                         --------          --------          --------          --------
                                        $162,276          $ 34,145          $128,131          $ 88,239
                                        --------          --------          --------          --------


4.    Bank Indebtedness

      On November 22, 2005, the Company obtained a line of credit with a limit of $134,348 (or Canadian $150,000). The line of credit bears interest at the bank's prime rate plus 0.5%, is unsecured and due on demand.


5.    Notes Payable

      During the year ended December 31, 2005, the Company issued an unsecured convertible note to Re/Max Ontario-Atlantic Canada Inc. ("Re/Max"). The $150,000 note was due on demand and was non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually. As of December 31, 2005, there was no accrued interest.

      During the first quarter of 2006, the Company issued an unsecured convertible note with Glen Ellen Properties Inc. ("Glen Ellen"). The $100,000 was on demand and was non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually. As of March 31, 2006, there was no accrued interest.

      As part of the completion of the private offering of shares involving Re/Max and other parties, notes payable to Re/Max and Glen Ellen, both of which aggregated to $250,000, were converted into common stock on June 12, 2006 at a price per share of $1.00.

      As of September 30, 2006, notes payable totalling $18,360 are unsecured, due on demand and are non-interest bearing.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



6.    Advances from Related Party

      As of September 30, 2006, a stockholder/officer of the Company had advanced $251,774 (December 31, 2005 - $348,525) to the Company to fund its working capital. The advances are unsecured, due on demand and are non-interest bearing.

      All related party transactions are measured at the exchange amount, which is the fair value agreed between management and the related party.


7.    Capital Stock

      Common Stock

      On March 11, 2005, the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $0.0001. The stock split has been retroactively reflected in the accompanying condensed consolidated interim financial statements.

      On March 21, 2005, pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com Inc. (a company owned by the majority shareholders and officers of the Company), the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return the Company issued 4,000,000 shares of common stock at par value of $0.0001 to the sole shareholder of Mortgagebrokers.com, Inc. The Company accounted for the exchange as a transaction between entities under common control, and recognized the transfers at their carrying amounts at the date of transfer.

      Pursuant to a stock purchase agreement dated October 24, 2005, on November 11, 2005 1,000,000 restricted shares of common stock were issued for cash consideration of $0.63 per share or 45% of the market value of free trading securities of the Company. On September 8, 2006, the issued shares and the related stock purchase agreement were cancelled.

      On March 14, 2006, the Company approved the issuance of and issued 100,000 shares of restricted common stock for cash consideration of $100,000 (Canadian $119,800) to Mr. Elliot Sud.

      On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including Re/Max, its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470 (see note 8).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



7. Capital Stock (cont'd)

      Equity Compensation Plan

      On March 14, 2006, the Company issued 50,000 shares at a price of $1.80 per share for total amount of $90,000 to vFinance, Inc. based on the execution of an investment banking service agreement.

      On March 14, 2006, the Company issued 150,000 shares at a price of $1.80 per share for total amount of $270,000 to Mr. Elliot Sud based on the execution of a stock purchase agreement and for the provision of advisory services.

      On March 14, 2006, the Company issued 50,000 shares each to Ms. Sharon Oakes and Mr. Ron Stanners for certain equipment acquired valued at $58,801 from Lending Source Canada Inc.

      On March 14, 2006, the Company issued 5,000 shares at a price of $1.80 per share for a total amount of $9,000 to Ms. Nicole Locking pursuant to the execution and termination of an employment agreement.

      On March 14, 2006, the Company issued 100,000 shares at a price of $1.80 per share for a total amount of $180,000 to Mr. Mark Lindsay based on the execution of an advisory and consulting agreement.

      On March 14, 2006, the Company issued 25,000 shares at a price of $1.80 per share for a total amount of $45,000 to Mr. Mike Fearnow pursuant to the execution of an advisory services agreement.

      On March 14, 2006, the Company issued 15,000 shares at a price of $1.80 per share for a total amount of $27,000 to Mr. Atillo Lombardi pursuant to the provision of information systems and technology services.

      On April 25, 2006, the Company issued 500,000 shares to Trisan Corporation and Mr. Vito Galloro. These shares were officially cancelled on August 10, 2006.

8.    Subscription Receivable

      On October 24, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock for a total of $630,000 pursuant to a Stock Purchase Agreement. The Company has the right to demand recall of the shares, and such shares shall be transmitted back to the Company within ten (10) business days of the demand. The common shares were recalled and cancelled officially on September 8, 2006.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



8.    Subscription Receivable (cont'd)

      On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including Re/Max, its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. As of September 30, 2006, payment of $1,870,169 (including conversion of notes payable totalling $250,000) was received and promissory notes were executed for balance of $242,301. The promissory notes, majority of which are due on December 29, 2006, are unsecured and non-interest bearing.


9.    Change of Control

      Pursuant to the terms of a Stock Purchase Agreement, on January 31, 2005, Mortgagebrokers.com Holdings, Inc. purchased 1,510,000 shares of MagnaData's issued and outstanding common stock from certain stockholders. The 1,510,000 shares represent a majority of the company's outstanding common stock.

      Mortgagebrokers.com Holdings, Inc. paid a total of $692,813 to the stockholders for their shares. The transactions resulted in a change in control of the Company. A change of name was consequently registered in the State of Delaware and noted in the Form 3 filed with the SEC on February 7, 2005.

      As part of the sale, $74,727 of debt was forgiven by a third party and $5,698 of debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.


10.   Income Taxes

      Under SFAS 109, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

      The Company's current income taxes are as follows:

                                                                            Nine Months                Nine Months
                                                                                  Ended                     Ended
                                                                           September 30,             September 30,
                                                                                   2006                      2005

      Expected income tax recovery at the statutory rate of
        36.12% (2005 - 34.00%)                                                 $(382,336)                 $(71,554)
      Valuation allowance                                                        382,336                    71,554
------------------------------------------------------------------------------------------------------------------

      Provision for income taxes                                               $       -                  $      -
------------------------------------------------------------------------------------------------------------------


MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006
Unaudited



10. Income Taxes (cont'd)

      The components of deferred income tax assets are as follows:

                                                                               September 30,          December 31,
                                                                                        2006                  2005

Net operating loss carryforwards                                                  620,875          $       224,538
        Valuation allowance                                                      (620,875)                (224,538)
------------------------------------------------------------------------------------------------------------------

      Deferred income taxes                                                      $      -          $             -
------------------------------------------------------------------------------------------------------------------


      The Company has net operating losses for tax purposes available to be applied against future years' income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized in timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax asset.

      As of September 30, 2006, and December 31, 2005, the Company had approximately $1,700,000 and $600,000, respectively, of Federal and State net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in:

                         2025         $   600,000
                         2026         $ 1,700,000


11.   Commitments and Contingencies

      The Company has signed operating lease agreements for certain equipment. Committed future payments are as follows:


                         2006         $     3,783
                         2007         $    15,132
                         2008         $    15,132
                         2009         $     7,566


12.   Comparative Figures

      Certain figures for the prior period have been reclassified to conform with the current period's condensed consolidated interim financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A")

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

Organization

MortgageBrokers.com Holdings, Inc. (the "Company") registered a change of name with the State of Delaware in February 2005. The Company was formerly known as MagnaData, Inc. and was organized under the laws of the State of Delaware on February 6, 2003. The Company's operations are presently only conducted in Canada through our subsidiaries, Mortgagebrokers.com, Inc. (Ontario Corporation) and MortgageBrokers.com Financial Group of Companies, Inc (Canadian Federal corporation).

Planned Operations and Nature of Business

The planned operations of the Company consist of becoming a financial services company centered around mortgage finance and mortgage brokerage in Canada, the United States and the European Union ("E.U."). Operations are presently only conducted in Canada through the Company's subsidiaries Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc. under which we are expanding our mortgage broker licensure and associated operations across Canada.

The present primary focus of the Company's mortgage origination operations entail establishing a national agency sales force to service the borrowing and refinancing needs of individual home buyers. The national agency sales force are independent contractors operating under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams themselves. The primary services that the Company's subsidiaries provide to our national agency sales network is mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agents transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

We have access to a full range of mortgage lenders and our agents find the right loan with the best rates, terms and costs to meet each customer's unique needs. The Company has established unique strategic alliance partnerships within the real estate industry to allow our agents access, on a volume basis, to the customer early in the purchase sales cycle. We continue to build on these relationships to increase our market share in the purchase as well as the refinance mortgage origination market place.

Our mortgage origination operations generate revenue by placing mortgages with third party lenders who, in return, pay the Company a commission fee that can range between 75 to 200 basis points (0.75 to 2.0 %) of the total mortgage volume. In addition, we presently earn revenues through the referral of creditor insurance to third party insurance providers.

We are the first publicly traded independent mortgage brokerage organization operating in Canada with a universal domain name that provides expansion opportunity to markets outside Canada and the USA. We have deconstructed the existing origination business models and created a sustainable model that addresses long standing mortgage broker industry issues of agent ownership, exit strategy and retention, while at the same time creating a model through which our national agency sales force and sales channel distribution partners can generate revenue and earn equity participation on a referral basis.

Presently, the Company provides an opportunity for our subsidiary's national agency sales force to earn stock warrants in the Company generally based upon the future discounted cash flow margin contribution of mortgage volume origination by each contracted mortgage agent, pursuant to the execution of a stock warrant agreement. The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is five years following execution of an agency contract with the Company. The number of stock warrants eligible to be earned is based upon the discounted cash flow margin contribution from mortgage sales volume originated by the individual agent or agent team. The expected first Company stock warrants associated with this program will be executed by contracted sales mortgage agents in the fall of 2010 which might be registered and monetized in 2011 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares will be executed with the Canadian agency sales force between 2010 and 2015. As reported in the Company's Form 8K filing on June, 9, 2006, pursuant to the Company's Amended Agreement with RE/MAX Ontario-Atlantic Canada Inc. on May 25, 2006, Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the next 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the company's capital structure.

This initiative was designed to provide our national sales agency network a career exit strategy for retirement and a retention strategy for team building purposes. The benefit to the company is that we are able to build a sustainable long term operational margin contribution and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company to benefit from Company growth related directly to their contribution. This initiative was designed to provide our national sales agency network a career exit strategy for retirement and a retention strategy for team building purposes. The Company may modify this initiative from time to time in the future for new agents based upon changing market conditions and changes in the national agency sales force margin contribution to the Company. For example, under existing formulae, a mortgage agent team responsible for originating $100 million in aggregate mortgage volume over the next five to seven years would be eligible to receive approximately 83,000 cashless (fully earned) stock warrants and 115,000 dollars worth of cashless (fully earned) stock warrants at the end of the term which should demonstrate significant intrinsic value if the company achieves its expected growth through the period.

It is expected that Company will develop new revenue sources from new credit facility and insurance products delivered to the consumer through the agency sales force.

It is expected that the company will commence planning for the launch of additional products and services in the first and second quarters of 2007. It is also expected that the company will commence planning for it's entry into the United States marketplace through 2007.

Current Activities

The Company's primary activities through this reporting period relate to building our national agency sales force, further developing our back office agent servicing operations, and executing our strategic partnerships with RE/MAX Ontario-Atlantic Canada Inc. (RE/MAX) and Maxwell Realty Inc. (MAXWELL).

On November 9, 2006, the Company had 149 licensed mortgage agents in Canada having an estimated $1.5 billion in aggregated annual mortgage origination books of business. Despite the short time that some of these agents have been licensed under the company's brand, it is expected that our existing national sales agency network will originate an estimated $600 million in aggregate funded mortgage volume in our fiscal year 2006.

At this time, the Company feels its business model has been well received by the mortgage agent market place. With the recent Company hiring announcements as described here under, the Company is well positioned to accomplish its goal of $3.5 billion in funded mortgage origination volume in our fiscal year 2007. The Company's agency sales force is at present evenly distributed between Eastern and Western Canada.

At the end of the reporting period, the Company's national sales agency network were operating 6 retail office locations under the Company's brand. Through the Company's unique agency sales contract, the company supports our National sales Agency in the building of regional teams and establishing retail sales offices. Under the terms of the Company agency contract, all lease obligations and associated costs for establishing retail offices are the responsibility of our independent sales agents.

During the third quarter, 2006, the Company's back office experienced a significant upsurge in deal flow as a result of the strong growth in the Company's national agency sales force. This resulted in the processing of a 75% increase from second quarter mortgage files and 68% increase in mortgage volumes from second quarter 2006. Compared to the first quarter of 2006, mortgage volumes have increase 248% and the Company expects this level of growth through the fourth quarter where seasonally mortgage financing volumes are generally low.

The company began planning to build and integrate a back office technology platform called eXimius into its operations to provide significantly more capacity and scalability. It is expected that development of this system will commence in Q4 2006 and be completed near the end of Q2 2007. The early planning and prototype development for eXimius took place in 2005.

The third quarter of 2006 represents the launch of the REMAX strategic partnership in Ontario and Atlantic Canada. The company was asked to participate in multiple planning meetings and individual site presentations during this time period and significant plans are underway to increase these activities in the next few quarters, building on our successes to-date. At the end of the reporting period, the company reported an 82.3% penetration of RE/MAX investor franchises through Service Level Agreements and strong acceptance of this program from the Sales Associate network in those offices we have representation. The company had also been requested to participate in several planning meetings to identify our role in establishing the RE/MAX Retirement Mortgage Referral Plan, an exclusive co-branded service between RE/MAX and the Company. It is expected that the RE/MAX Retirement Mortgage Referral Plan will be officially launched in 2007.

The soft regional launch of the MAXWELL strategic alliance also took place in the third quarter of 2006. Our early successes have resulted in recognition throughout the Maxwell franchise network of 28 offices which culminated recently in a very strong letter of endorsement concerning our Company's service. This is a testament to the fact that our business model has attracted superior mortgage agents.

Effective October 27th, 2006, the Company licensed Your Mortgage Team a group of 13 mortgage originators servicing the Greater Toronto Area - the largest metropolitan city in Canada. Your Mortgage Team, headed by David Ross and Robert Hache, are well respected in the Canadian and Australian mortgage industry and is another testament to the Company's business model of attracting the very best by resolving long-standing industry issues of retention, ownership and exit strategy.

To support the growing appetite for our business model, the company expanded its presence to South Western Ontario through the hiring of Mr. Mike Barta. Mr. Barta brings to the company over 23 years of banking, brokerage and entrepreneurial experience. Mr. Barta has held management positions at Montreal Trust, National Trust, Canada Trust, Home Trust and most recently owned and operated his own successful brokerage. It is expected that Mr. Barta will recruit in excess of $500MM in mortgage volumes from South Western Ontario in the next 6 months.

In September, the Company participated in the Alberta Mortgage Brokers Association (AMBA) Conference in Red Deer, Alberta. AMBA is an association founded in 1975 of independent, non-profit organization dedicated to highly ethical business principles and to keeping the industry at a high level of integrity and professionalism. The Company was represented by two members of our Management Team - Dave Mercer and Matt Laverty who reported that the Company's business model continues to resonate with western Canadian mortgage agents of which the Company currently has 64 representatives.

The Company will also be prominently featured at the upcoming Canadian Institute of Mortgage Brokers and Lenders (CIMBL) Conference in Montreal, Canada which attracts over 2000 of Canada's leaders in the Mortgage Origination and Banking industry.

     Additional Company Activities of Note

1. In support for the Company's 2007 United States market entry planning, the Company attended the October, 2006 annual Mortgage Bankers Association conference in Chicago, Illinois.

2. The company Canadian operations management staff held a strategic focus and planning session for three days in November, 2006 facilitated by Managerial Design Corporation to strengthen the management team's effectiveness and goal setting for 2007.

3. The Company has retained a brand manager and has produced a suite of marketing material explaining the Company's value proposition to the various market stakeholders. The Company has received very promising market feedback from this brand building initiative.

4. The Company is confirmed to have a booth at the Canadian Institute of Mortgage Brokers and Lenders (CIMBL) Annual Mortgage Conference and Exposition in Montreal, Canada. This year's highlighted presenter is Anthony Robins on "Achieving Excellence". It is expected that the premier exposition will attract in excess of 2000 mortgage agent and lender companies with an anticipated attendance of 2,300 delegates.

5. On September 7th, the Company had an exhibitors booth in the Alberta Mortgage Brokers Association (AMBA) annual general meeting and tradeshow where there were approximately 60 exhibitors and 500 mortgage agents and lenders in attendance.

Liquidity and Capital Resources

On September 30, 2006, the Company's consolidated assets for the year to-date included $ 1,349,303 in cash; $37,170 in prepaid expenses; $128,131 in furniture and equipment for a total of $1,514,604 in assets. Comparatively as at December 31, 2005, we had $169,093 in cash and a total of $297,549 in total assets.

At the end of the reporting period, the Company had $ 455,769 in accounts payable and accrued liabilities, $103,000 in bank indebtedness, $18,360 in unsecured notes payable, and $251,774 in advances from a related party for a total of $828,903 in liabilities as at September 30, 2006. Comparatively as at December 31, 2005, we had $257,719 in accounts payable and accrued liabilities and $348,525 in loans payable to a related party, $150,000 in unsecured convertible notes payable, and $94,578 in bank indebtedness related to an unsecured line of credit for a total of $850,822 in liabilities.

As at September 30, 2006, the Company recognized gross revenue of $2,396,481 and total operational expenses of $3,446,823 for a net loss from operations of $1,050,3424 or a total comprehensive loss of $0.03 per share. The companies significant growth from model development and testing at the beginning of the year to present operational and sales ramp-up can be demonstrated through the fact that 55% of the company's year to date revenue was realized in our third quarter ($1,306,746) and the Company experienced a rapidly diminishing comprehensive loss of less than $0.01 per share in our third quarter.

We will rely upon our increasing revenue and expected profit from operations as well as the possible issuance of common stock and additional capital contributions from shareholders in the event of any working capital shortfalls to fund expenses. There are no guarantees that we will be successful in the industry.

Subsequent Events

1. On November 6, 2006, the company announced the hiring and appointment of Mr. Miles Kulik as President of MortgageBrokers.com Financial Group of Companies Inc. Mr. Kulik's immediate responsibility is to lead the Company's Canadian operations in building the national sales agency network. Miles Kulik has been an especially key contributor to Canada's mortgage industry through his involvement on various trusts, brokerages, and financial institutions advisory boards. He is considered to be one of Canada's pioneers in consolidating brokerage operations having completed his first consolidation over 5 years ago. Mr. Kulik honed his expertise and leadership skills over 15 years in the mortgage industry and has extensive market research expertise in both Canada and Australia. His international knowledge will enrich the Company's management team and help us meet our objective to be an international mortgage origination leader.

2. On November 8, 2006, the company announced the hiring and appointment of Mr. Peter Doherty, as the Vice President, Business Development of MortgageBrokers.com Financial Group of Companies Inc. Mr. Doherty is an accomplished executive in the Canadian mortgage industry, where he has held senior management positions with various companies including Mortgage Intelligence ( A GMAC company), FirstLine Mortgages and XCEED Mortgage Corp., leading strategic projects and business units.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


This MD&A may contain certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made here-in. For this purpose, any statements contained in this Management Discussion and Analysis which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan", or "continue" or the negative variations of these words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements in any way reflect our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in any decision to invest in the Company's stock. Many of the factors, which could cause actual results to differ from forward looking statements, are outside our control.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company received a statement of claim from 1098704 Alberta Ltd for the amount of CDN $50,000. 1098704 Alberta Ltd was a reported investor into the business of a former licensed mortgage agent operating under Company licensure in Q4 2005 and Q1 2006. The claim was related to the reimbursement of an investment between the claimant and the Company's former mortgage agent subcontractor and the claimant was requesting that the Company repay the failed investment on behalf of the former independent mortgage agent subcontractor. In the opinion of the Company and its legal counsel, the claim was without merit as the Company had no relationship, business or otherwise, with the claimant. The Company subsequently filed a statement of defense and a counter claim in the amount of CDN $1,000,000. It has been recently agreed between the parties to file mutual discontinuances related to each party's claims and that mutual indemnification releases be executed. The filing of such motions and preparation of release agreements are presently being undertaken by both parties counsel.

Item 2. Changes in Securities.

On October 24th, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to have been paid to the company in December, 2005. Under the terms of the Agreement, the Company had the right to demand recall the shares if no proceeds were forthcoming within the agreed upon schedule. On June 18, 2006, the Company made a Board of Director resolution to demand recall the shares from Mercatus. On August 16, 2006, MortgageBrokers.com had received correspondence from Mercatus's attorneys that they will return the shares within next 10 business days. The Company did receive these shares back, which were in turn returned to our transfer agent, The Register and Transfer Company, where they were cancelled at the Company's direction.

In July 2006, the Company cancelled 500,000 shares mistakenly issued to a potential investor.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Lease Commitments

On September 25, 2006, the Company moved head office locations to a temporary location at 1 Tiffany Gate, Richmond Hill, Ontario, L4C 6W7 associated with delays in moving into a new office location. It is expected that the Company will be moved into its new office location in the first quarter of 2007. At present, the Company's subsidiaries have no long term lease obligations in Canada.


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits


Exhibit 31.1 - Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

None



                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           MortgageBrokers.com Holdings, Inc.



November 20, 2006          By:  /s/ Alex Haditaghi
                                ------------------
                                    Alex Haditaghi,
                                    President, Secretary and Director