Form 10KSB
period 2006-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-04-18
CIK 1222218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-KSB
_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2006

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation or organization)

05-0554486
 (IRS Employer Identification Number)

11-260 Edgeley Boulevard, City of Vaughan, Ontario, L4C 3Y4
 (Address of principal executive offices )(Zip Code)

877-410-4848
(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

_____________________________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
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

Yes    ☐     No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Yes    ☐     No ☐

Revenues for year ended December 31, 2006: $ 4,023,281.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 17, 2007, is: $10,876,000

Number of shares of the registrant’s common stock outstanding as of December 31, 2006 is: 36,088,470

Transfer Agent as of April 17, 2007:

Securities Transfer Corporation
2591 Dallas Parkway, Suite 102
Frisco, TX, 75034

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated under the laws of Delaware on February 6, 2003 as Magna Data, Inc. and initially established for the purposes of providing consulting and technical support to internet service providers to develop e-commerce market intelligence services. On January 31, 2005, the Company’s current majority shareholder, Alex Haditaghi, purchased 1,510,000 shares from three shareholders of Magna Data Inc. for cash consideration ($692, 813) in an arms length transaction (See Form 8-K filed by the Company on February 7, 2005). This share purchase represented approximately 78% of Magna Data’s common shares outstanding at the time of the transaction, based on the Company’s December, 2004, Form 10-KSB. In February 2005, we filed articles of amendments with the State of Delaware changing the name of our company to MortgageBrokers.com Holdings, Inc. (the “Company”). On March 21, 2005, we entered into a Stock Purchase Agreement and Share Exchange with Mortgagebrokers.com, Inc. an Ontario, Canada, corporation. Pursuant to this agreement, Mortgagebrokers.com, Inc. became our subsidiary for operating as a mortgage broker in Ontario. An additional Canadian federally incorporated operating company was established in October, 2005, MortgageBrokers.com Financial Group of Companies Inc., as being owned by MortgageBrokers.com Holdings, Inc. under which we are expanding our mortgage broker licensure and operations across Canada. Now, through our subsidiaries, we will act as a mortgage brokerage firm serving the lending needs of real estate professionals, builders, and individual home buyers across, initially Canada, and, as we add and acquire additional subsidiaries, into the United States and Europe leveraging the Company’s unique business model. We have access to a full range of mortgage sources from a wide range of a country’s banks, trusts and private lenders and we are dedicated to finding the right loan, with the best rates, terms and costs, to meet each client’s unique needs. Exhibit 3.2 here-in provides a description of the Company subsidiaries in accordance to Item 601 (b)(21) of Regulation S-B.

We are a mortgage origination company that generates revenue by placing mortgages off balance sheet with third party lenders who in return, pay the company a combination of finder’s fees and volume bonus whose aggregate sum fee typically ranges between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume. We currently earn nominal additional revenues through the referral and placement of creditor insurance with third party insurance providers.

We are the first publicly traded independent (non-bank owned) mortgage brokerage operating in Canada with a universal domain name that provides expansion opportunity to markets outside Canada and the USA. We have deconstructed the existing origination business models and created a sustainable model that addresses the long standing mortgage broker industry issues of ownership, career exit strategy and agent retention. At the same time we have created new opportunities for referral source strategic alliance partners to receive revenue and Company equity participation through customized long-term market access and referral agreements.

As we expand and operationalize our revolutionary sales model, we are engaged in diversifying our product offering and creating additional revenue streams through mortgage banking (origination & servicing), insurance and ancillary credit products centered around mortgage origination.

OUR STRATEGY

MortgageBrokers.com is a compelling and recognizable mortgage brokerage brand serving the mortgage broker and financial services industry. The company is creating strategic partnerships with its market supply chain to promote its compelling and sustainable value proposition centered on revenue sharing and equity participation in a publicly traded company.

MortgageBrokers.com is executing a multi channel sales strategy:

1.
within the traditional mortgage broker channel, our strategy is based on a vision of consolidating small and medium sized enterprise (SME) brokerages into a scalable operating national network of branch retail offices that can better compete in the industry under one recognizable brand while eliminating long-standing industry issues of agent retention, equity ownership and career exit strategy; while,

2.
within traditional financial planning and real estate channels, our strategy is to re-engineer the lead referral model with dominant national market share companies as strategic partners. These strategic partnerships will create new and sustainable value not available in the current market for strategic alliance partners. This value includes new revenue sources, ownership in a publicly traded company whose value is leveraged with the mortgage origination volume such dominant market partners can provide, tools for agent attraction, agent retention, agent wealth building and minimization of brand fractionation.

Our developing proprietary technology platform eXimius™ will allow the company to reduce company operating costs, improve communication to mortgage stakeholders, provide the basis for a back-end shared services technology infrastructure and facilitate knowledge transfer amongst our loan originators. In 2005, the Company initiated the development of a prototype proprietary back office software technology branded eXimius. The prototype software was being developed to test the viability for automation in the Company’s back office administrative areas of mortgage underwriting, commission management, and regulatory compliance. The prototype software was not licensed from a third party, but 100% internally developed. The company does not intend to license for use the developed prototype software to third parties. The company is presently preparing for the next stage in development of this technology which is expected to commence in 2007 which will likely require a complete redevelopment of the previously developed prototype.

Strategy for Growth

Our strategy for growth involves creating a multi-sales-channel mortgage origination company with the vision of diversifying it’s product offerings and expanding it’s presence to other markets across Canada and to the United States and Europe in the near future. Based on a vision of “security through ownership” for our mortgage originators and strategic partners, our growth strategy is to increase our mortgage loan origination volume through expanding our presence in our existing markets and by entering new markets. We are executing this strategy through the recruitment and licensure of select mortgage sales agents and agent teams and executing relationships with market supply chain partners:

•
Expansion of our National Sales Agency. We intend to continue to recruit highly-qualified loan originators and refine our operations, including our compensation arrangements, service levels, back end support and use of technology. Through this growth we intend to expand our retail branch network into new geographic areas and to further penetrate existing markets.

•
Redefine Traditional Origination Supply Chain Partnerships. We recognize that there are unsustainable and non-compelling partnerships with market supply chain partners in the Real Estate, Financial Planning & Insurance industries. Through leveraging opportunities for revenue sharing and equity participation in our public company, we will seek out strategic partnerships in the above mentioned industries.

•
Diversify Our Business. In an effort to hedge interest rate fluctuations and seasonal fluctuations to mortgage origination volumes, the company believes that becoming more diversified in its product offering will provide us with enhanced revenues and reduced risks associated with the cyclical nature of our industry. Diversification can be accomplished through mortgage lending and servicing, creditor insurance and other products centered around mortgage origination.

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

•
Promoting a Sales & Recruitment Culture. To maintain a culture of continuous growth and recruitment, we have implemented PATH (Prosperity Accelerated Through Hiring), a program whereby brokers are encouraged to recruit mortgage agents, earning them additional equity ownership in MortgageBrokers.com. In addition, a strategic advisory board will be created for the purpose of promulgating best practices and maximizing channel sales.

•
Resolve Long Standing Industry Issues. A key aspect to our business strategy is the resolution of long standing industry issues of agent retention, ownership and creating a career exit strategy. These issues are addressed through the company’s vision of ‘security through ownership’, whereby brokers and staff benefit from equity ownership through achieving performance benchmarks.

•
Transparent Best in Class Customer Experience. Promote an environment whereby we eliminate the traditional incentive structures to charge customers higher rates that the majority of the market’s business models are indelibly tied to and offering a life-cycle based diversified product offering centered on mortgage financing.

Mortgage Broker Channel

The MortgageBrokers.com model, although not for everyone, successfully reverses the trend towards paying higher commissions by offering brokers and agents better tools to build value in their businesses and resolving the long standing industry issues of agent retention, equity participation and career exit strategy.

Mortgage Brokerages have long suffered from the inability to retain their top loan originators, typically losing them to competing brokerages that offer increased commissions with very little sustainable value. In addition, in this consolidating environment, many sales agents have seen the companies they work with, sold to large financial institutions or brokerages, with nothing to show from the transaction when it is they who are responsible for creating much of the value associated with the transaction. Therefore, there is pent up demand within the industry for a mortgage brokerage model that will address these long standing issues of agent retention and equity ownership. The equity participation at our company, the first of its kind in the industry, gives all mortgage sales agents and developing teamed agents an earned on-going equity stake in the company, thereby minimizing issues of agent retention and career exit strategy.

A component part of the Company's sales operations entails establishing a sustainable, well trained and performance based national agency sales force to service the borrowing and refinancing needs of individual homebuyers.

The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure. Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees. In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time (warrant-based compensation). In Summary:

•
Recruited mortgage sales agents execute an exclusive agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor. The mortgage agents agree to operate under the terms of the sales agreement and the mortgage broker licensure and brand of the Company and allow the Company to take typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services.

•
No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business. The company does not take an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

•
Generally, the size of potential warrant issues to a contracted sales agent or sales agent team is modeled upon a discounted cash flow valuation of the margin contribution to the Company’s bottom line represented by the mortgage agent’s mortgage average annual origination sales volume over a forward period and taking into account foreign exchange and the Company’s cost structure. An agent or agent team are eligible to receive multiple warrant issues based on performance and pursuant to the execution of a warrant agreement.

•
Presently, under existing formulae and by way of example to illustrate the warrant model for mortgage agents, a mortgage agent team responsible for originating $100 million in average annual mortgage volume over a five year period would be eligible to receive:

•
USD $83,000 dollars worth of cashless (fully earned) stock warrants (“Series I Mortgage Agent Warrants”), the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00. If the mortgage agent team’s five year average annual mortgage volume is less or more than the afore-mentioned $100 million, the number of Series I Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately. The mortgage agents are not eligible to earn Series I Mortgage Agent Warrants until a minimum 5 year term sales period is completed in full, following execution of an agency sales contract with the Company. It is expected that Series I Mortgage Agent Warrants will be granted within 6 months following the five year anniversary date of the agent’s executed license agreement. The Series I Mortgage Agent Warrants have no additional vestment period associated with them; and,

•
Additionally, the mortgage agent or agent team would be eligible to earn USD $16,513 dollars worth of cashless (fully earned) stock warrants each year the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00, subject to the following vestment periods:

a.
Stock warrants earned each year in the first five year period following execution of the agent’s license agreement with the Company, have a three year vestment period following the five year initial earnings period (Series II Mortgage Agent Warrants).

In summary, Series II Mortgage Agent Warrants earned in the first five years based on the agent’s annual origination sales volume, are granted and exercisable following the eight year anniversary date of the agent’s executed license agreement. If the mortgage agent team’s annual mortgage origination sales volume is less or more than the afore-mentioned $100 million, the number of Series II Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately.

b.
Currently, stock warrants earned in year’s 6 through 8 following execution of the agent’s license agreement with the Company, are vested till the tenth year anniversary of the agent’s executed license agreement (Series III Mortgage Agent Warrants). In summary, Series III Mortgage Agent Warrants earned in the year’s six through eight based on the agent’s annual origination sales volume, are granted and exercisable following the tenth year anniversary date of the agent’s executed license agreement. If the mortgage agent team’s annual mortgage origination sales volume is less or more than the afore-mentioned $100 million, the number of Series III Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately.

c.
Continued warrant series issues earned for subsequent three year periods following the Series III Mortgage Agents Warrant earnings period are similarly structured with two year vestments following the three year earning period.

d.
Warrant pricing for Series II and all following issues of Mortgage Agent Warrants is established as the twenty (‘20’) day average closing price of the stock preceding the commencement of the Series earning period or at the minimum value of USD $1.00, which ever is greater. For example, for Series II Mortgage Agent Warrants, the price is established as the greater of the twenty (‘20’) day average closing price preceding the fifth anniversary date of the agents license agreement or USD $1.00.

•
The mortgage agents are not eligible to earn Mortgage Agent Warrants for any incomplete earnings period. It is expected that all warrants will be granted within 6 months following the relative warrant series earning period vestment period.

•
The expected first Company stock warrants associated with this program may be executed by contracted sales mortgage agents in the fall of 2008 which might be registered and monetized in 2009 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares may be executed with the Canadian agency sales force between 2010 and 2015.

•
Alex Haditaghi, the Company Chairman and Chief Executive Officer, has agreed that commencing on January 31, 2006, the first 4,000,000 shares to be exercised from warrant agreements through this program by the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the Company's capital structure. Under this agreement Alex Haditaghi will cancel 4,000,000 of his personal shares upon the Company issuing 4,000,000 shares to the Company’s agency sales force.

While the accrual and issue of warrant-based compensation represents an immediate charge to the Company’s bottom line at this early stage in it’s growth, the Company believes that the benefits of leveraging the Company’s capital structure to rapidly build a quality ‘book of business’ far outweigh the short term expense as we build a long term, sustainably profitable partnership with our sales force whose interests are aligned with those of shareholders.

The Company may modify this initiative from time to time in the future for new agents as may be determined from time to time by the Company’s Board for the management of the company’s capital structure, changing market conditions, changes in the company’s cost structure and changes in the national agency sales force margin contribution to the Company. It is identified in the sales agency agreement that the warrant minimum exercise price will be established at USD $1.00. The warrant agreement is yet to be finalized for this program.

Real Estate Channel

Real estate sales associates are the primary source of mortgage referrals and they are typically the first to make contact with the consumer in the buying process. In fact, according to a CMHC Consumer survey, real estate sales associates were ranked as the individual most relied on to provide mortgage financing advise, well above mortgage brokers or banks. Despite this reality, the mortgage broker and lending industries have failed to offer a sustainable and compelling value proposition to the real estate industry capitalizing on the over 480,000 real estate transactions that are expected to take place on the Multiple Listing Service (MLS®) in 2005. Most existing mortgage referral partnership models with real estate firms have centered on revenue sharing which is unsustainable while other real estate firms dissatisfied with existing models have resorted to creating their own mortgage firms.

MortgageBrokers.com, through it’s subsidiaries, is establishing long term market access agreements with market dominant regional and national real estate companies. Through customized revenue sharing programs, the Company issues referral commissions to the real estate companies for those referrals that lead to funded mortgages. Additionally, pursuant to long term market access agreements, the real estate company may additionally earn warrant-based compensation (Series IV Warrants). In general, pursuant to a long term licensing agreement the Company is committed to issuing to the real estate strategic alliance partner, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The typical real estate warrant-based compensation program issues warrants as follows based on current formulae:

Annual Volume:
defined as the total funded mortgage origination volume from the real estate lead referral originated per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date;

Number of Warrants:
USD $3,000 US worth of warrants divided by the Strike Price per CDN $10 million dollars in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series IV warrants are earned in the first 3 years following the Effective Date
Additional Vestment:	SERIES IV warrants are fully vested on the 5th anniversary of the Effective Date

While the accrual and issue of warrant-based compensation represents an immediate charge to the Company’s bottom line at this early stage in it’s growth, the Company believes that the benefits of leveraging the Company’s capital structure to rapidly build a long term quality origination sales referral pipeline far outweigh the short term expense as we build a long term, sustainably profitable partnership with our market partners whose interests are aligned with those of shareholders

To minimize internal costs, all mortgage referrals from this channel will be processed through our mobile mortgage specialists from the point of application to mortgage funding, with centralized administrative support. eXimius™ will play an integral part in this channel by providing the platform to submit electronic applications and providing the tracking of mortgage referrals and revenues.

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

Mortgage Banking Division

Based on the market opportunities in Canada and market trends in the United States, it is important for the Company to evaluate and execute a plan to enter this market space. In the United States, many mortgage brokerages have evolved over time to become mortgage bankers primarily through warehouse lines of credit to lend in the sub-prime and Alt-A market. This trend is a natural vertical integration of these mortgage brokerages to take advantage of having access and control over the supply chain, better ability to assess credit risk due to their proximity to the customer, lower costs by avoiding frontline sales staff and branches and control over lending decisions.

Through our national network of independent branch locations and increased market penetration of mortgage origination through our multi-sales channel strategy, our goal is to originate and service sub-prime mortgages from our various distribution channels.

We have set aside the next 18 months to effectively assess and develop product offerings, risk criteria and investment partners to enter this market. It is also important over this period of time to generate mortgage origination market share for the company which will begin to serve as the pool of business in which volume and revenue will be generated.

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

Employees

We have corporate offices in Manhattan, New York, USA and in Ontario, Canada with 16 full-time staff and 192 mortgage consultants working out of 11 retail branch offices in Ontario, New Brunswick, Nova Scotia, Prince Edward Island, Newfoundland, Manitoba, Saskatchewan, Alberta and British Columbia.

ITEM 2. DESCRIPTION OF PROPERTY

We presently maintain our corporate offices at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA and 410 Park Avenue, 15th Floor, New York, New York, USA. Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845. Our current contact information for our New York office is telephone number (917) 210-8994 and fax number: 877-410-4845. Our internet website can be found under the domain name: www.mortgagebrokers.com.

The Company sublets its Canadian corporate head office in the City of Vaughan, Canada, and is party to a 2 year lease which commenced on April 1, 2007 with an option to purchase the property.

The Company’s New York address is a virtual office located within a corporate office center that is paid for on a month to month basis. The company does not have a physical office space or long term lease obligation in New York, New York, USA.

The Company recently negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and is party to a five (5) year lease commencing in May, 2007.

At the end of 2006, the Company's national sales agency network were operating 11 retail office locations under the Company's brand and licensure. Through the Company's unique agency sales contract, the company supports our national sales agency in the building of regional teams and establishing regional retail sales offices. Under the terms of the Company agency contract, all lease obligations and associated costs for establishing such regional retail offices are the responsibility of the company’s independent subcontractor sales agents. The Company is not party to these regional lease obligation agreements

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, we may periodically become subject to various lawsuits. The following is a summary of current legal actions pending against us which may be considered material and contingent liabilities or liabilities to the Company as well as the outcomes of other former proceedings that the Company is party to that may have been initiated or discontinued in 2006.

1.
The Company received a statement of claim from 1098704 Alberta Ltd for the amount of CDN $50,000. 1098704 Alberta Ltd was a reported investor into the business of a former licensed mortgage agent operating under Company licensure in Q4 2005 and Q1 2006. The claim was related to the reimbursement of an investment between the claimant and the Company's former mortgage agent subcontractor and the claimant was requesting that the Company repay the failed investment on behalf of the former independent mortgage agent subcontractor.. In the opinion of the Company and its legal counsel, the claim was without merit as the Company had no relationship, business or otherwise, with the claimant. The Company subsequently filed a statement of defense and a counter claim in the amount of CDN $1,000,000. It was agreed between the parties to file mutual discontinuances related to each party's claims and that mutual indemnification releases be executed. Discontinuance, Settlement and Release agreements were executed between the parties on November 10, 2006.

2.
Trisan Equitable Corporation ("TRISAN") commenced an action in October 2006 in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. The statement of claim is for an aggregate payment of approximately $1.3 MM plus applicable interest related to a financing agreement. The Company plans to vigorously defend itself in this claim and has launched a counter suit in Ontario Superior Court against TRISAN and related parties in the amount of $4.8 MM. Legal counsel for the Company at this time estimate that this claim maybe a reasonably possible contingent liability for the Company of up to $520,000 plus applicable interest. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On March 13, 2007, there were 375 shareholders of record of our common stock. Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MBKR”.

The following table represents the closing high and low bid information for our common stock during the last three fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2006	High	Low
First Quarter	$0.625	$0.30
Second Quarter	$1.00	$0.175
Third Quarter	$1.00	$0.25
Fourth Quarter	$1.01	$0.25

2005	High	Low
First Quarter (commencing March 22, 2005)	$0.1167	$0.0417
Second Quarter	$0.3125	$0.075
Third Quarter	$0.3625	$0.175
Fourth Quarter	$0.475	$0.15

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this form 10-KSB.

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

Our planned operations consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through our subsidiaries, Mortgagebrokers.com, Inc. (Ontario corporation) and MortgageBrokers.com Financial Group of Companies, Inc (Canadian federal corporation ) in Canada only.

Current Activities

We are currently devoting substantially all of our efforts to establishing a new business.

During the first half of 2005, management developed its business model, business plans and strategic market plans that included: organization of the company and divisions; identification of our sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ recruitment models; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

We began to establish book keeping practices in mid 2005 to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit center sales channels, namely: the mortgage broker sales channel - a national network of fully commissioned mortgage broker agent teams operating store front retail branch locations; and, the real estate sales channel - servicing strategic real estate partner lead referrals regionally supported with our network of mortgage agents.

During the last half of 2005, we began to execute our business strategy and generate revenue. These activities included the recruitment and licensing of several mortgage broker mortgage origination ‘books of business’ in our mortgage broker sales channel. We have also commenced discussions with strategic market partners in our real estate sales channel. We have incurred expenses in the establishment of sales management resources and the launch of our mortgage broker and real estate sales channels. We received revenue from these operations.

In the first two quarters of 2006, we continued to execute, test and refine our business strategy of recruiting and licensing mortgage brokerage books of business across Canada and solidifying our first two real estate strategic alliance partners, namely: Maxwell Realty Inc. and RE/MAX Ontario-Atlantic Canada Inc. Our first two real estate strategic alliance partners provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U. Our existing real estate strategic alliances established in the last two quarters of 2006 with long term service agreements amount to a $30 billion mortgage origination sales opportunity annually.

RE/MAX Ontario-Atlantic has licensed over 7,000 Sales Associates and closed over 150,000 real estate transactions in 2005. In the audited financial statements for 2005, we announced the signing of a letter of intent with RE/MAX, who commands a real estate sales associate network of over 20,000 agents in 29 countries. During the first quarter of 2006, we announced that RE/MAX and MortgageBrokers.com have executed a 10 year strategic alliance marketing, referral and revenue sharing agreement, renewable for an additional ten years, completing the relationship.

In the first quarter 2006, service level agreements and strategic market licensure Agreements were executed with our strategic real estate alliance partners. The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing our real estate strategic alliance partner, Maxwell Realty Inc. in Alberta. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across Canada.

Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, and mergers and acquisitions.

In February, 2006, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX Ontario-Atlantic Canada Inc. In June 1 st , 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344.00 was received and promissory notes for the balance of $260,126 were executed. Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to RE/MAX Ontario-Atlantic Canada Inc. which were convertible to stock at the same price as offered through the private placement ($1.00 per share). These notes were converted to shares on June 12, 2006. Investors who subscribed for shares in the private placement received rights for 1 warrant priced at a 30% discount to market for each share subscribed for, executable at a rate of 20% per year and each warrant executable in a given year having a 30 day expiry following the 5 successive anniversary dates to the private placement closure date of June 1st. By December 31, 2006, the Company had collected $25,000 in Promissory Notes receivable leaving a balance outstanding of $240,000.

Pursuant to a ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, and pursuant to the execution of a one year renewable service level agreement by the RE/MAX Franchisee, the Company is committed to issuing to RE/MAX at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The RE/MAX Warrant-Based Compensation Program issues warrants as follows based on current formulae:

Annual Volume:
defined as the total funded mortgage origination volume from RE/MAX lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
USD $3,000 US worth of warrants divided by the Strike Price per CDN $10 million dollars in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series IV warrants are earned in the first 3 years following the Effective Date
Additional Vestment:	SERIES IV warrants are fully vested on the 5th anniversary of the Effective Date

Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The Maxwell Warrant-based Compensation Program, which issues warrants that are divided amongst the Maxwell Franchisor, Franchisee and referring Sales Agent.

Annual Volume:
defined as the total funded mortgage origination volume from Maxwell lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
USD $3,000 worth of warrants divided by the Strike Price per CDN $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date
Additional Vestment:	the warrants are fully vested on the fifth anniversary of the Effective Date.

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

Since launching the “Broker Channel Recruitment & Ownership Program” in August of 2005, the company is now registered with Provincial regulators to conduct business in the Provinces of Newfoundland, Prince Edward Island, Nova Scotia, Ontario, Manitoba, Saskatchewan Alberta and British Columbia with plans in place to reach the other remaining Provinces in the coming year.

Operationally we continue to integrate our Managing Partners and loan originators. This includes both migrating their operations and technology but also integrating new books of business they originate. From Q3 to Q4, our funding of new mortgage applications from our network of brokers increased 14.2% and tracking to remain flat in Q1 of 2007, typically the slowest quarter for applications during the fiscal year. The results in Q4, 2006, represented 37.1% of the entire year’s activities for the company, and Q3 and Q4 combined represents 70.5% of the entire years activities, an indication that our acquisitions and organic growth are transitioning into operational results.

On October 24th, 2005, we approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to be paid to the company in December, 2005. On June 18, 2006, correspondence was directed to Mercatus informing them of the Company’s decision to cancel this transaction and formally requesting the 1,000,000 shares of Company stock to be returned. The common shares were recalled and cancelled officially on September 8, 2006.

Marketing Activity:

Through the licensing agreements with RE/MAX and Maxwell Realty Inc., we believe that the company’s industry and consumer marketing activity will substantively increase. This will likely occur on a broader scale in print, television, radio, point of sale displays and on-line as well as through joint marketing initiatives in local real estate offices and communities. Mortgage origination is closely tied to the real estate transaction and these local alliances are an important factor in brand recognition.

In July 2006, leveraging RE/MAX market relationships, the MortgageBrokers.com relationship with RE/MAX was launched with an insert in the National Post newspaper.

On July 31, 2006, Kathy Bevan of REM magazine (Real Estate Magazine) published a ½ page story on RE/MAX and its partnership with MortgageBrokers.com. The story, which was featured in REM’s August issue, discussed how RE/MAX identified their relationship with MortgageBrokers.com as revolutionary in their industry and that it would significantly benefit their agent sales force and their customers.

The company has continued to develop it’s brand through investing in the development of marketing materials geared to the RE/MAX agent explaining the benefits of the partnership to the RE/MAX agents and their customer as well as creating marketing materials for the MortgageBrokers.com recruitment sales force team across Canada to explain the company’s value proposition.

We have also worked diligently to launch the next version of our website to incorporate new tools to assist our ever growing mortgage sales force, our customers and our alliance partners.

Business Development Activity:

As of March 31, 2007, we have 192 licensed mortgage agents/ loan officers in our national origination sales force network. At the present time, the Company believes it has in excess of $2.0 billion in mortgage origination books of business in the agent recruitment pipeline. As of August, 2006 the company had established a national retail branch team network of 11 retail branch offices.

Commitments by the company to issue shares associated with agent recruitment signing bonuses and mortgage agent long term licensing agreements are non dilutive to shareholders for the first 4,000,000 shares issued for these purposes, since they are in an all-stock transaction through shares which were owned by the Chairman and CEO of MortgageBrokers.com Alex Haditaghi, thereby ensuring no dilution to the current shareholders takes place associated with this growth.

As part of this non-dilution growth strategy, as reported in the amended RE/MAX agreement (see Form 8K filing on June 14, 2006), Mr. Haditaghi agreed to invest up to 4,000,000 shares from his personal holdings of MortgageBrokers.com Class A stock into the Company’s Mortgage Broker Recruitment and Licensing program to accelerate the recruitment and licensure of industry leading, long term value minded mortgage originators. It is expected that as much as CDN $5 billion in mortgage origination volume maybe recruited through this initiative that is non-dilutive with existing shareholders.

The company relationship with its Strategic partner RE/MAX continued its strong growth for 2006. Both RE/MAX and MortgageBrokers.com announced the selection of Manulife Financial as the new administrator of the Retirement Savings Program for RE/MAX Real Estate Agents. The company made the announcement with its strategic alliance partner RE/MAX Ontario-Atlantic Inc. (RE/MAX). Under the terms of the MortgageBrokers.com and RE/MAX strategic alliance, a portion of revenue generated on a funded mortgage referral will be contributed towards the Retirement Savings Program for the referring Real Estate Agent. Manulife Financial will support the continuing administration of this Program - the first of its scope in the Canadian Real Estate Industry. A corporate mini site was developed in Manulife website to provide additional information for Remax Sales associate about this program at www.manulife.ca/remax.

Manulife Financial is a leading Canadian-based financial services group serving millions of customers in 19 countries and territories worldwide. Operating as Manulife Financial in Canada and Asia, and primarily through John Hancock in the United States, the Company offers clients a diverse range of financial protection products and wealth management services through its extensive network of employees, agents and distribution partners. Funds under management by Manulife Financial and its subsidiaries were Cdn$381 billion (US$341 billion) as at September 30, 2006.

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

In January 2007, the Company hired a new Director of Marketing who will be responsible for establishing national brand advertising and point of sale materials.

Liquidity and Capital Resources
As at December 31, 2006, we had $1,238,357 in cash; $30,320 of Referral Fees held in trust, $78,445 in prepaid expenses, $98,571 in equipment and recognized $5,198 in equipment in capital leases for a total of $1,450,891 in assets. Comparatively as at December 31, 2005, we had $169,093 in cash and a total of $275,818 in total assets. The Company had $407,346 in accounts payable, $213,547 in accrued liabilities, $204,868 in loans payable to a related party, $30,320 payable in a Trust Liability, $5,589 in obligations under capital leases, $1,155,066 in stock-based compensation accrual and $98,682 in bank indebtedness related to an unsecured line of credit for a total of $2,115,418 in liabilities as at December 31, 2006. Comparatively as at December 31, 2005, we had $171,596 in accounts payable and accrued liabilities, $332,865 in loans payable to a related party, $118,160 in unsecured convertible notes payable, $625,911 in accrued employee stock-based compensation and $94,578 in bank indebtedness related to an unsecured line of credit for a total of $1,343,110 in liabilities.

While the company works towards profitability in executing it’s business plan, we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that we will be successful in the industry.

While the accrual and issue of warrant-based compensation represents an immediate charge to the Company’s bottom line at this early stage in it’s growth, the Company believes that the benefits of leveraging the Company’s capital structure to rapidly build a long term quality origination sales force and sales referral pipeline far outweigh the short term expense as we build a long term, sustainably profitable partnership with our market partners whose interests are aligned with those of shareholders.

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

ITEM 7. FINANCIAL STATEMENTS

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005 (RESTATED)

CONTENTS

Report of Independent Registered Public Accounting Firm	1
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Loss	3
Consolidated Statements of Stockholders' Deficit	4 - 5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7 - 29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc. and Subsidiaries
(Formerly MagnaData, Inc.)

We have audited the accompanying consolidated balance sheets of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (Formerly MagnaData, Inc.) (a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses and negative working capital from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SF PARTNERSHIP, LLP"
CHARTERED ACCOUNTANTS

Toronto, Canada
April 12, 2007

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Balance Sheets
December 31, 2006 and 2005 (Restated)

		(Restated,
		Note 3)
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	1,238,357	$169,093
Referral fees held in trust (note 10)	30,320	-
Prepaid expense	78,445	9,888

Total Current Assets	1,347,122	178,981
Equipment, net (note 4)	98,571	88,239
Equipment Under Capital Leases (note 5)	5,198	-
Deferred Offering Costs (note 6)	-	8,598

Total Assets	$1,450,891	$275,818

LIABILITIES
Current Liabilities
Bank indebtedness (note 7)	98,682	$94,578
Accounts payable	407,346	171,596
Accrued liabilities	213,547	-
Notes payable (note 8)	-	118,160
Advances from related party (note 9)	204,868	332,865
Trust liability (note 10)	30,320	-
Obligation under capital leases - current portion (note 11)	1,674	-
Stock-based compensation accrual - current portion (note 12b)	232,082	-
Employee stock-based compensation accrual (note 12c)	813,850	625,911

Total Current Liabilities	2,002,369	1,343,110
Obligation Under Capital Leases (note 11)	3,915	-
Stock-based Compensation Accrual (note 12a)	109,134	-

Total Liabilities	2,115,418	1,343,110

Commitments and Contingencies (note 19)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 36,088,470 (2005: 33,935,000) issued and outstanding (note 13)	3,609	3,394
Additional Paid-in Capital	2,179,443	760,111
Additional Paid-in Capital - Warrants (note 14)	732,605	-
Subscription for Stock	-	100,000
Subscription Receivable (note 15)	(242,301)	(630,000)
Treasury Stock (note 16)	(17,779)	-
Accumulated Other Comprehensive (Loss) Income	(7,417)	3,213
Accumulated Deficit	(3,312,687)	(1,304,010)

Total Stockholders' Deficit	(664,527)	(1,067,292)

Total Liabilities and Stockholders' Deficit	$1,450,891	$275,818

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Operations and Comprehensive Loss
Years Ended December 31, 2006, and 2005 (Restated)

	2006	(Restated, Note 3) 2005

Revenue	4,023,281	229,603

Expenses
Commission and agent fees	3,067,143	109,610
Salaries and benefits	1,345,260	315,504
General and administrative expenses	853,542	294,755
Stock-based compensation (note 19c(ii))	232,082	-
Employee stock-based compensation (note 12c)	187,939	625,911
Stock-based compensation (note 19a, 19b, and 19c(i))	109,134	-
Interest expense - beneficial conversion feature (note 8)	108,840	5,660
Occupancy costs (note 17)	95,212	94,933

Total Operating Expenses	5,999,152	1,446,373

Loss from Operations	(1,975,871)	(1,216,770)

Other (Expense) Income
Interest and bank charges	(7,228)	764
Write-off of goodwill	-	(8,000)
Gain on extinguishment of debt	-	80,425
Loss on impairment of equipment	(25,578)	-

Total Other (Expense) Income	(32,806)	73,189

Loss Before Income Taxes	(2,008,677)	(1,143,581)

Provision for income taxes (note 18)	-	-

Net Loss	(2,008,677)	(1,143,581)

Foreign Currency Translation Adjustment	(10,630)	3,213

Total Comprehensive Loss	(2,019,307)	(1,140,368)

Net Loss per Share - Basic and Diluted During the Year	(0.06)	(0.04)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Year	35,693,625	27,103,729

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2006 and 2005 (Restated)

			Accumulated	Additional				Accumulated
			Additional	Paid-In				Other		Total
	Common	Stock	Paid-In	Capital -	Subscription	Subscription	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Warrants	for Stock	Receivable	Stock	(Loss) Income	Deficit	Deficit

Deficit - January 1, 2005	28,935,000	$193	$87,812	$-	$-	$-	$-	$-	$(160,429)	$(72,424)
March 11, 2005 - 15 for 1 forward stock split (note 13)	-	2,701	(2,701)	-	-	-	-	-	-	-
March 21, 2005 - shares issued to acquire subsidiary (note 13)	4,000,000	400	7,600	-	-	-	-	-	-	8,000
November 11, 2005 - Issued for $0.63 per share (note 13)	1,000,000	100	629,900	-	-	-	-	-	-	630,000
Subscription receivable (note 15)	-	-	-		-	(630,000)	-	-	-	(630,000)
Beneficial conversion feature of convertible debenture (note 8)	-	-	37,500	-	-	-	-	-	-	37,500
Foreign currency translation adjustment	-	-	-	-	-	-	-	11,128	-	11,128
Subscription for stock	-	-	-	-	100,000	-	-	-	-	100,000
Net loss for the period	-	-	-	-	-	-	-	-	(499,977)	(499,977)

Deficit - December 31, 2005	33,935,000	$3,394	$722,611	$-	$100,000	$(630,000)	$-	$11,128	$(660,406)	$(553,273)

Restatement (note 3)			37,500		100,000			(7,915)	(613,604)	(514,019)

Deficit-December 31, 2005	33,935,000	$3,394	$760,111	-	100,000	(630,000)	-	3,213	(1,304,010)	(1,067,292)

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Stockholders' Deficit (Continued)
Years Ended December 31, 2006 and 2005 (Restated)

	Common Shares	Stock Amount	Accumulated Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription for Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit

Deficit - December 31, 2005	33,935,000	$3,394	$760,111	$-	$100,000	$(630,000)	$-	$3,213	$(1,304,010)	$(1,067,292)

Shares issued for cash:
March 14, 2006 - Issued for $1.00 per share (note 13)	100,000	10	99,990	-	(100,000)	-	-	-	-	-
April 25, 2006- Issued for $0.5 per share (note 13)	1,000,000	100	499,900	-	-	-	-	-	-	500,000
June 12, 2006- Issued for $1.00 per share (note 13)	2,112,470	211	2,112,259	-	-	-	-	-	-	2,112,470
Issuance of warrants (note 14)			(732,605)	732,605
Shares issued for services:
March 14, 2006 - Issued for $1.80 per share (note 13)	245,000	25	440,976	-	-	-	-	-	-	441,001
October 30, 2006 - Issued for $0.53 per share (note 13)	96,000	10	50,870	-	-	-	-	-	-	50,880
Shares issued for equipment:
March 14, 2006- Issued for $0.59 per share (note 13)	100,000	10	58,791	-	-	-	-	-	-	58,801
Cancelled shares:
August 8, 2006 (note 12)	(500,000)	(50)	(499,950)	-	-	-	-	-	-	(500,000)
September 8, 2006 (note 15)	(1,000,000)	(100)	(629,900)	-	-	-	-	-	-	(630,000)
Subscription receivable note 15						630,000				630,000
Subscription receivable (note 15)	-	-	-	-	-	(242,301)	-	-	-	(242,301)
Treasury stock (note 16)	-	-	-	-	-	-	(17,779)	-	-	(17,779)
Reduction in legal fees	-	-	(58,000)	-	-	-	-	-	-	(58,000)
Beneficial conversion feature of convertible debenture (note 8)	-	-	77,000	-	-	-	-	-	-	77,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	(10,630)	-	(10,630)
Net loss for the year	-	-	-	-	-	-	-	-	(2,008,677)	(2,008,677)

Deficit - December 31, 2006	36,088,470	$3,609	$2,179,443	$732,605	$-	$(242,301)	$(17,779)	$(7,417)	$(3,312,687)	$(664,527)

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Cash Flows
Year Ended December 31, 2006, 2005 (Restated)
	2006	(Restated Note3) 2005
Cash Flows from Operating Activities
Net loss	$(2,008,677)	$(1,143,581)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	26,408	7,236
Loss on disposal of assets	25,578	-
Interest expense - beneficial conversion feature	108,840	5,660
Stock issued for services	441,000	-
Employee stock-based compensation	187,939	625,911
Stock-based compensation accruel	341,216	0
Goodwill impairment write-down	-	8,000
Gain on extinguishment of debt	-	(80,425)
Net changes in non-working capital:
Referral fees held in trust	(30,320)	-
Prepaid expense	(17,677)	(9,888)
Other receivables	-	(8,000)
Accounts payable	312,673	176,316
Accrued liabilities	213,547	-
Trust liability	30,320	-

Net Cash (Used in) Operating Activities	(369,153)	(418,771)

Cash Flows from Investing Activities
Purchase of equipment, net	(29,094)	(95,475)
Disposal of equipment	25,578	-
Equipment under capital leases	(5,198)	-

Net Cash Used in Investing Activities	(8,714)	(95,475)

Cash Flows from Financing Activities
Deferred offering costs	8,598	(8,598)
Proceeds from notes payable	23,000	112,500
Obligation under capital leases	5,589	-
Proceeds from advances from related party	-	332,865
Repayment of advances from related party	(127,997)	(5,135)
Issuance of common stock for cash	829,634	45,500
Treasury stock	(17,779)	-
Proceeds from issuance of warrants for cash	732,605	-
Subscription for stock	-	100,000
Increase in bank indebtedness	4,104	94,578

Net Cash Provided by Financing Activities	1,457,754	671,710

Net (Decrease) Increase in Cash and Cash Equivalents	1,079,887	157,464

Foreign Exchange on Balances	(10,623)	3,213

Cash and Cash Equivalents - Beginning of Year	169,093	8,416

Cash and Cash Equivalents - End of Year	$1,238,357	$169,093

Supplemental Cash Flow Information
Interest paid	$4,944	$-

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

1.	Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., which registered a change of name with the state of Delaware in February 2005, and Subsidiaries (Canadian corporations) (the “Company”) was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

The operations of the Company consist of financial services centered around mortgage finance, brokerage, real estate sales and consulting in Canada, with planned future operations in the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Company, Inc., in Canada only.

Change of Control

On January 31, 2005, the Company’s majority shareholder, Alex Haditaghi, purchased 1,510,000 common stock from three shareholders of MagnaData Inc. for cash consideration ($692,813) in an arms length transaction. This share purchase represented approximately 78% of MagnaData’s common stock outstanding at the time of the transaction, based on the company’s December, 2004, Form 10-KSB. On February 11, 2005 MagnaData Inc.’s name was changed to MortgageBrokers.com Holdings, Inc.

As part of the sale, $74,727 of the Company’s debt was forgiven by a third party and $5,698 of the Company’s debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2006, the Company incurred a loss of $2,008,677 (2005 Restated - $1,143,581).

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

1.	Nature of Business and Going Concern (cont'd)

Going Concern (cont'd)

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; establishing the operational parameters for a centralized shared services underwriting call centre; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc. and are presented under the accrual basis of accounting. All significant inter-company transactions and balances have been eliminated upon consolidation.

b)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

c)	Equipment, net

Equipment is recorded at cost. Depreciation is calculated using the following annual rates and methods base on estimated useful lives:

Furniture and equipment	20% declining
Computer equipment	30% declining
Computer software	30% declining
Leasehold improvements	20% straight line

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

d)	Deferred Offering Costs

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

g)	Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the carrying value of accounts payable and accrued liabilities, advances from related party and long term debt approximate their fair value.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

h)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 1, the long-lived assets have been valued on a going concern basis, however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

i)	Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 13.

j)	Notes Payable

The notes payable has a beneficial conversion feature soon upon issuance of the convertible note, the Company recorded a discount to the notes to reflect the value of the beneficial conversion feature that is amortized as additional non-cash interest expense over the term of the convertible note. The beneficial conversion feature occurred because the conversion rate of the convertible note was less than the market value of the Company’s common stock at the time that the note was issued.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

k)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the consolidated financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

l)	Earnings or Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As at December 31, 2006 there were no dilutive securities that would impact the EPS.

m)	Foreign Currency Translation

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

Realized foreign currency transaction gains and losses are recognized in operations.

n)	Comprehensive Income or Loss

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

o)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

p)	Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an Amendment to FASB Statements No. 133 and 140" ("SFAS No. 155"). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that. are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125" ("SFAS No. 140"), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140" ("SFAS No. 156"). In a significant change to current guidance, the SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

p)	Recent Accounting Pronouncements (cont'd)

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN No. 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provision of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements, however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

2.	Summary of Significant Accounting Policies (cont'd)

p)	Recent Accounting Pronouncements (cont'd)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value of Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, of the adaption of SFAS No. 159 will have on its financial position.

3.	Restatement of Previously Issued Consolidated Financial Statements

a)	It was determined that the Company inadvertently deferred offering costs relating to an offering finalized in 2005, as well as capitalizing consulting fees that should have been expensed.

b)	It was determined the Company had inadvertently excluded the beneficial conversion feature on the $150,000 convertible debt from RE/MAX, and the resulting interest expense.

c)	It was determined that $100,000 received by the Company was for the subscription of shares to be issued in March/06.

d)	It was determined the Company had inadvertently excluded employee stock-based compensation accruals.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

3.	Restatement of Previously Issued Consolidated Financial Statements (cont'd)

The effect on the consolidated balance sheet and consolidated statement of operations and comprehensive loss for the year ended December 31, 2005 is as follows:

	As Previously
	Reported	Change	Restated
Consolidated Balance Sheet:
Deferred offering costs (a)	$30,329	$(21,731)	$8,598
Accounts payable (a) (c)	$257,719	$(86,123)	$171,596
Notes payable (b)	$150,000	$(31,840)	$118,160
Advances from related party (c)	$348,525	$(15,660)	$332,865
Employee stock-based compensation accrual (d)	$-	$625,911	$625,911
Additional paid-in capital - warrants (b)	$722,611	$37,500	$760,111
Subscription for stock (c)	$-	$100,000	$100,000
Accumulated deficit	$(660,406)	$(643,604)	$(1,304,010)

Consolidated Statement of Operations and
Comprehensive Loss:

Employee stock-based compensation (d)	$-	$625,911	$625,911
Salaries and benefits (a)	$311,376	$4,128	$315,504
General and administrative expenses (a)	$286,850	$7,905	$294,755
Interest expense - beneficial conversion feature (b)	$-	$5,660	$5,660
Net loss	$(499,977)	$(643,604)	$(1,143,581)

4.	Equipment, net

			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Depreciation	2006	2005

Furniture and equipment	$105,906	$22,256	$83,650	$58,442
Computer equipment	19,014	4,093	14,921	4,144
Computer software	-	-	-	25,141
Leasehold improvements	-	-	-	512

	$124,920	$26,349	$98,571	$88,239

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

4.	Equipment, net (cont'd)

In 2005, the Company initiated the development of a prototype proprietary back office software technology branded eXimius. The prototype software was being developed to test the viability for automation in the Company’s back office administrative areas of mortgage underwriting, commission management, and regulatory compliance. The software was not licensed from a third party, but 100% internally developed. The Company does not intend to license for use the developed prototype software to third parties. Development costs through September 2006, consisted primarily of development staff wages and related expenses. This investment was capitalized commencing in 2005 after the prototype became available for use. In the fourth quarter of 2006, it was determine that the software was no longer of value to the Company, and was therefore written-off.

5.	Equipment Under Capital Leases

	2006	2005
Computer equipment	$6,115	$-
Less: accumulated depreciation	(917)	-

	$5,198	$-

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Deferred Offering Costs

Deferred offering costs were recorded in 2005 for two securities offerings and were mainly for legal expenses and these offerings are as follows:

i)
1,000,000 common shares of the Company’s common stock were offered to Mercatus Funding Partners, LLP at a price of $0.63 per share on November 1, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

ii)
In September 2005, the Company started to work on a security offering to RE/MAX Ontario-Atlantic Canada Inc (“RE/MAX”). A formal Private Placement Memorandum was issued to prospective accredited investor participants on January 31, 2006. The RE/MAX private placement closed on June 12, 2006 with the sale of 2,112,470 common shares of MortgageBrokers.com Holdings, Inc. at a price of $1.00 per share.

All the deferred offering costs were expensed by the end of 2006.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

7.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $128,715. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is unsecured and due on demand and is secured by a general security agreement in all assets except real property. At year end $30,033 (2005 - $34,137) was available on the line of credit.

8.	Notes Payable

During the year ended December 31, 2005, the Company issued an unsecured convertible note to RE/MAX Ontario-Atlantic Canada Inc. ("RE/MAX") in the amount of $150,000. The $150,000 note is due on the earlier of:

a)
the subscription for shares of Company’s common stock (“Shares”) by such executive officers of RE/MAX as RE/MAX shall designate in connection with the proposed private placement of up to 6,000,000 Shares for gross proceeds of up to USD $6,000,000 contemplated to close in early Spring 2006; or,

b)
the deemed failure to negotiate one or more definitive agreements between RE/MAX and the Company establishing a mortgage origination and referral solution for RE/MAX, the acceptability of such definitive agreement(s), or the failure to negotiate such definitive agreement(s), to be determined by RE/MAX in its sole discretion.

The note is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually. As of December 31, 2006, there was no accrued interest.

The note payable may, at the option of RE/MAX, be converted in whole or in part, on a one-(1)-Share-for-U.S.$1-basis outstanding. The portion not converted shall be repayable no later than ten days following the date that RE/MAX notifies the Company of the exercise of its conversion privilege. The note conversion price is based on the existing capital structure of the Company and may be adjusted in the event of a change or reorganization to the capital structure on a pro rata basis. The note conversion price may also be adjusted in the event of a change of more than 95% of the fair market value of the Company stock at the time of note conversion.

In connection with the issuances of the convertible notes, the Company recorded a $114,500 discount to the notes to reflect the value of the beneficial conversion feature that is amortized as additional non-cash interest expense over the term of the convertible note. This also resulted in an increase to additional paid in capital in the amount of $114,500 (comprised of 2006 - $77,000 and 2005 - $37,500). The beneficial conversion feature occurred because the conversion rate of the convertible note was less than the market value of the Company’s common stock at the time that the notes were issued. As at December 31, 2005, $5,660 of the discount had been recognized as a non-cash interest expense on the financial statements with the remaining $108,840 recognized in 2006 resulting in a nil discount remaining on the notes.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

8.	Notes Payable (cont'd)

During the first quarter of 2006, the Company issued an unsecured convertible note to Glen Ellen Properties Inc. ("Glen Ellen"), a RE/MAX related party. The $100,000 note payable was due on demand and was non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually.

During the second quarter 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX and Glen Ellen at a price per share of $1.00 for an aggregate offering price of $2,112,470.

9.	Advances from Related Party

The advances are from the majority shareholder/officer of the Company and are unsecured, non-interest bearing, and due on demand.

10.	Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into an Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife. The aforementioned fees to date have been deposited into a temporary trust account that has signing officers from both the company & RE/MAX, until the Manulife administered program is fully established. It is expected that these funds will be deposited into the respective agents' RRSP by the third quarter of 2007. As of December 31, 2006 $30,320 in referral fees has accumulated in the trust account.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

11.	Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	2006	2005
2007	$3,044	-
2008	3,044	-
2009	1,882	-

Total minimum lease payments	7,970	-

Less: amount representing interest at approx. 30%	(2,381)	-

Total obligation under capital leases	5,589	-

Less: current portion	(1,674)	-

Long-term portion	$3,915	-

12.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of December 31, 2006, the Company accrued a stock-based compensation expense for 136,417 common shares at a price of $0.80 per share for a total of $109,134 to the parties referred to in note 19a, 19b, and 19c(i).

b)
As of December 31, 2006, the Company accrued a stock-based compensation expense for 290,102 common shares at a price of $0.80 per share for a total of $232,082 to the parties referred to in note 19c(ii).

c)	During the year, the Company accrued a stock-based compensation expense of $187,939 (2005 - $625,911) under its Equity Compensation Plan referred to in note 13.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

13.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2006.

Common Stock

On March 11, 2005, the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $.0001. The stock split has been retroactively reflected in the accompanying consolidated financial statements.

On March 21, 2005, pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com Inc. (an Ontario, Canada corporation owned by the majority shareholder and officer of the Company), the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return, the Company issued 4,000,000 shares of common stock at par value of $0.0001 to the sole shareholder of Mortgagebrokers.com, Inc. The Company accounted for the exchange as a transaction between entities under common control and recognized the transfers at their carrying amounts at the date of transfer.

On September 15, 2005, Elliot Sud subscribed for 100,000 shares of common stock at $1 per share. Payment for the subscription was received on September 15, 2006 ($84,340) and on November 10, 2006 ($15,560). The shares were approved by the Company for issuance on November 8, 2005 and the 100,000 shares were issued on March 14, 2006.

Pursuant to a stock purchase agreement dated October 24, 2005, on November 11, 2005 1,000,000 restricted shares of common stock were issued for cash consideration of $0.63 per share or 45% of the market value on the time of free trading securities of the Company.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i)
the purchaser received a warrant (1 warrant = 1 share) to further purchase up to the total number shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

13.	Capital Stock (cont'd)

ii)
further, pursuant to the execution of a service level agreement, on the anniversary date of the private placement closure, the Company has agreed to issue a number of shares of common stock equal to 25% of the number of common shares purchased in the private placement for ten consecutive anniversary dates. The receipt of such shares is dependent on the execution and maintenance in good standing of the terms of a service level agreement for each of the ten years. The service level agreement included the provisions of marketing, servicing and promotional services.

On September 8, 2006 1,000,000 shares of restricted common stock previously issued to Mercatus & Partners Funding Limited pursuant to a stock purchase agreement for the total net proceeds of $630,000 were recalled and cancelled.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2006, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the ‘Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.’ dated May 25, 2006 (8-K - Schedule ‘A’ 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2007. The company is currently in the process of amending the existing employment agreements which are expected to be executed in Q2, 2007. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect. As of year end the existing employment agreements commit the Company to issuing to staff 936,272 shares of Company common stock and 81,041 warrants for shares of Common Stock for a stock-based compensation accrual of $813,850 (note 12c).

Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Plan is 5,000,000, the adequacy of which will be evaluated annually.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

13.	Capital Stock (cont'd)

Non Monetary Transactions

The following non monetary transactions were completed by the Company on a service for stock basis. It is the Company’s accounting policy that in certain circumstances, stock, generally valued at the 5 day moving average price of the trading value of the stock at the time the associated agreement was executed, might be issued for the procurement of assets, provision of advisory and other services.

On March 14, 2006, the Company issued 50,000 common shares at a price of $1.80 per share for total amount of $90,000 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arms length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.

On March 14, 2006 the Company issued 50,000 common shares at a price of $1.80 per share for total amount of $90,000 to Mr. Elliot Sud based on the execution of advisory services.

On March 14, 2006, the Company issued 100,000 common shares divided equally amongst Ms. Sharon Oakes and Mr. Ron Stanners for certain office equipment, cash, the proceeds from work in progress and office supplies acquired valued at $58,801 from Lending Source Canada Inc.

On March 14, 2006, the Company issued 5,000 common shares at a price of $1.80 per share for a total amount of $9,000 to Ms. Nicole Locking pursuant to the execution and termination of an employment agreement.

On March 14, 2006, the Company issued 100,000 common shares at a price of $1.80 per share for a total amount of $180,000 to Mr. Mark Lindsay based on the execution of an advisory and consulting agreement.

On March 14, 2006, the Company issued 25,000 common shares at a price of $1.80 per share for a total amount of $45,000 to Mr. Mike Fearnow pursuant to the execution of an advisory services agreement.

On March 14, 2006, the Company issued 15,000 common shares at a price of $1.80 per share for a total amount of $27,000 to Mr. Attilio Lombardi care of NCP Computers Inc. pursuant to the provision of information systems and technology services.

On April 25, 2006, the Company issued 500,000 common shares to Lendiem Corporation (a related party to Trisan Corporation) and Vito Galloro. These shares were issued by mistake and the Company is working on canceling these shares.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

13.	Capital Stock (cont'd)

On April 25, 2006, the Company issued 500,000 common shares. Theses shares were issued in error and were cancelled on August 8, 2006.

On October 30, 2006, the Company issued 48,000 common shares at a price of $0.53 per share for a total amount of $25,440 to Stockdaily.com pursuant to the execution of an advisory services agreement.

On October 30, 2006, the Company issued 48,000 common shares at a price of $0.53 per share for a total amount of $25,440 to Max Communications, Inc. pursuant to the execution of an advisory services agreement.

14.	Additional Paid-in Capital - Warrants

During June 2006, RE/MAX purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 13). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.

15.	Subscription Receivable

On October 24th, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Funding Limited pursuant to a stock purchase agreement for the total net proceeds of $630,000 to be paid to the Company in December, 2005. On June 18, 2006, correspondence was directed to Mercatus informing them of the Company’s decision to cancel this transaction and formally requesting the 1,000,000 shares of Company stock to be returned. The common shares were recalled and cancelled officially on September 8, 2006.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,877,470 was received as of December 31, 2006 and promissory notes were executed for a balance of $235,000. These notes are due on June 1, 2007.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

16.	Treasury Stock

The Company acquired 31,600 common shares of the Company during the last quarter of the December 31, 2006 at an average value of $0.56 per common share, for a total of $17,779.

17.	Occupancy Costs - Related Party

On February 1, 2005, the Company agreed to sublease, on a month to month basis, the office previously occupied by a company under common control. All lease payments were paid directly to the lessor, who is an arms length party. This lease was completed in August 2006.

For the period of September 2006 to December 2006, the Company operated from a property owned by a related party and did not incur any rent expenses during this period.

18.	Income Taxes

The Company has paid no federal or state income taxes. As of December 31, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $2,198,909 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2006 and 2005 are as follows:
	2006	2005
Deferred Income Tax Assets:
Operating loss carry forward	$747,629	$221,730
Valuation allowance	(747,629)	(221,730)

Total deferred tax effect	$-	$-

      The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2006	2005
Deferred Tax Provision:
Benefit at Federal statutory rate (34%)	$747,629	$221,730
Change in valuation allowance	(747,629)	(221,730)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

19.	Commitments and Contingencies

Commitments

The Company has entered into agreements with various parties, whereby the Company is committed to issue compensatory warrants and stock as part of the “Service Compensation Plan” to mortgage agents and strategic alliance partners.

The effective date (“Effective Date”), when mentioned below, is the date the independent mortgage agent entered into a Mortgage Agent Agreement with the Company; or, is the date the RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) or Maxwell Realty Inc. (“Maxwell”) Franchisee entered into a Service Level Agreement with the Company and is also the date that the strike price (“Strike Price”) of the warrants is established. The strike price is the greater of $1 per share or the twenty day average closing price following the Effective Date.

Since the conversion ratio of dollar value of warrants into shares is fixed, but the share price fluctuates, the accrual to expense the value of the warrants earned by the mortgage agents and strategic alliance partners will fluctuate with the share price at the end of each period.

The Company has entered into agreements with the following parties:

a)	Independent Mortgage Agents/Loan Officers

Pursuant to a 5 year Mortgage Agent Agreement, the Company is committed to issuing warrants, at no cost, for common stock of the Company in two series to mortgage agents licensed with the Company based on their annual mortgage origination sales volume, which are summarized as follows based on current formulae:

Series I Warrants

“Average Volume”:	defined as the average best three out of five years in funded mortgage origination volume
Number of Warrants:
$8,257 worth of warrants divided by the Strike Price, per CDN $10 ($8.58 USD) million in Average Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.
The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series I warrants are earned in the first 5 years following the Effective Date;
Additional Vestment:	all SERIES I warrants are fully vested on the 5th anniversary of the Effective Date
Determination Date:	5 year anniversary of Effective Date

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

19	Commitments and Contingencies (cont'd)

Commitments (cont’d)

a)	Independent Mortgage Agents/Loan Officers (cont'd)

Series II Warrants

“Annual Volume”:	defined as the total mortgage origination volume executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date
Number of Warrants:
$1,651 worth of warrants divided by the Strike Price per CDN $10 ($8.58 USD) million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.
The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series II warrants are earned in the first 5 years following the Effective Date
Additional Vestment:	All SERIES II Warrants fully vest 3 years following the Determination Date
Determination Date:	The Annual Volume is determined on the fifth year anniversary of the Effective Date

b)	Maxwell Realty Inc.

Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The Maxwell Warrant-Based Compensation Program, which issues warrants (“SERIES III Warrants”) that are divided amongst the Maxwell Franchisor, Franchisee and referring Sales Agent.

Annual Volume:
defined as the total funded mortgage origination volume from Maxwell lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
$3,000 worth of warrants divided by the Strike Price per CDN $10 ($8.58 USD) million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.
The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date
Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

19	Commitments and Contingencies (cont'd)

Commitments (cont’d)

c)	RE/MAX

i)
Pursuant to a ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, and pursuant to the execution of a one year renewable service level agreement by the RE/MAX Franchisee, the Company is committed to issuing to RE/MAX at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The RE/MAX Warrant-Based Compensation Program issues warrants (“SERIES IV Warrants”) as follows based on current formulae:

Annual Volume:
defined as the total funded mortgage origination volume from RE/MAX lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
$3,000 worth of warrants divided by the Strike Price per $10 million dollars CDN in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.
The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series IV warrants are earned in the first 3 years following the Effective Date
Additional Vestment:	SERIES IV warrants are fully vested on the 5th anniversary of the Effective Date

ii)
Pursuant to the ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, the Company has committed to issuing, at no cost, an aggregate of 528,118 common shares of the Company on each of the 10 year anniversary dates of the licensing agreement to those RE/MAX executives and franchisees that participated in the company’s private placement which closed on June 12, 2006.

d)	The Company has signed lease agreements for computer equipment. Committed future payments are as follows:

2007	$12,347
2008	$1,716

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

19	Commitments and Contingencies (cont'd)

Contingencies

Trisan Equitable Corporation ("TRISAN") commenced an action in October 2006 in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. The statement of claim is for an aggregate payment of approximately $1.3 MM plus applicable interest related to a financing agreement. The Company plans to vigorously defend itself in this claim and has launched a counter suit in Ontario Superior Court against TRISAN and related parties in the amount of $4.8 MM. Legal counsel for the Company at this time estimate that this claim maybe a reasonably possible contingent liability for the Company of up to $520,000 plus applicable interest. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.
Trisan is claiming against all of the defendants, the principal sum of $598,636 CDN ($513,689 USD); $33,752 CDN ($28,963 USD) for legal fees; pre-judgment interest on such sum at 10% per annum calculated from June 26, 2005 to the date of payment; $10,000 CDN for a loan commitment fee; damages of $750,000 CDN; and pre- and post-judgment interest and its legal costs.

Trisan is also claiming, against all of the defendants, that 1,505,000 shares of MagnaData, or its successor (which is the Company), be delivered up to an escrow agent as a result of an escrow agreement dated January 2005, which was entered into as security for repayment of the loan.

No amount has been accrued in the Company’s financial statements at year end as the outcome of the claim can not be reasonably determined.

The defendants to Trisan’s action, with one exception, have counterclaimed against Trisan and its principals for $5,500,000 CDN ($4,719,550 USD).

20.	Subsequent Events

a)
The Company entered into a financial public relations agreement with SmallCapVoice.com, Inc. on January 3, 2007. The services provided to the Company during the three month term of the agreement include public relations, press release distribution, a feature of the Company or internet audio broadcasts and interviews and to prepare and distribute a monthly Company newsletter. In consideration for this service, the Company issued 10,000 common shares of restricted stock of the Company to SmallCapVoice.com, Inc. on January 8, 2007.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005 (Restated)

20.	Subsequent Events (cont'd)

b)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company’s western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$5,040
2008	$7,560
2009	$7,560
2010	$8,568
2011	$9,072
Thereafter	$3,024

c)
On March 27, 2007, the Company entered into a lease to rent office space in Toronto, Ontario, Canada for maintaining the Company’s Canadian head office. The agreement is effective commencing April 1, 2007 for a two year term.

The Company has the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also has the option to purchase the office space, by May 31, 2007, for $986,815.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$72,269
2008	$96,359
2009	$24,090

21.	Comparative Figures

        Certain figures for the year period have been reclassified to conform with the current year’s financial statement presentation.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of April 17, 2007, the names and ages of all of our directors and executive officers; and all positions and offices held. The director will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Alex Haditaghi	34	President, CEO, CFO and Chairman of the Board

Family Relationships

No family relationship has ever existed between any director, executive officer of the company, or any person contemplated to become such.

Business Experience

The following summarizes the occupation and business experience during the past ten years for our officers and directors:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

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

Robert Hyde, Executive Vice President of Finance & Administration

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

Matthew Laverty, Vice President of Sales - Eastern Canada

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

Dave Mercer, Vice President of Sales - Western Canada

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

We have not filed a Form 5 for the year ending December 31, 2006.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Members of the Board of Directors and members of the management team presently have employment agreements with us. These employment agreements are presently being re-negotiated. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the ‘Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.’ dated May 25, 2006 (8-K - Schedule ‘A’ 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2007. The company is currently in the process of amending the existing employment agreements which are expected to be executed in the second quarter of 2007. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect. The agreed upon compensation terms were disclosed in our 2005 Annual Report on Form 10-KSB.

The following summarizes the Companies senior management compensation:

SUMMARY COMPENSATION TABLE (For Alex & Executives who Earned > $100K in 2006)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2006	$87,719.56	0	0	0	0	0	0	$87,719.56
	2005	0	0	0	0	0	0	0	0
	2004	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0

Dong Lee, VP, Operations	2006	$113,543.20	0	0	0	0	0	0	$113,543.20

Robert Hyde, VP, Finance	2006	$108,135.99	0	0	0	0	0	0	$108,135.99

Matt Laverty, VP, Sales	2006	$97,323.74	0	0	0	0	0	0	$97,323,74

Directors

Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

Committees

The Board of Directors has set up committees as part of the compliance with new reporting regulations that were enacted under the Oxley-Sarbanes Act. The following is a list of committees that are presently active and staffed by independent directors of the company.

COMMITTEE	MEMBERS
Audit Committee	None
Compensation Committee	None

The Board of Directors has yet to determine its Audit Committee financial expert, which such expert is required to be “independent” under the Securities Exchange Act of 1934, as amended.

Compliance With Section 16(a) Of The Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

Based on available information, we believe that all filings with respect to Section 16(a) are current.

Options

The following table contains information regarding options granted during the year ended December 31, 2006 to our named executive officers.

OPTIONS GRANT TABLE

NAME	NO. OF SECURITIES UNDERLYING OPTIONS/SAR’S GRANTED (#)	% TOTAL OPTIONS/SAR’S GRANTED TO EMPLOYEES IN YEAR ENDED DECEMBER 31, 2006 (%)	EXERCISE OR BASE PRICE ($ PER SHARE)	EXPIRATION DATE

Alex Haditaghi	--	--	--	--
President, CEO, CFO and Director

The following table contains information regarding options exercised in the year ended December 31, 2006, and the number of shares of common stock underlying options held as of December 31, 2006, by Americana’s named executive officers.

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (1)

Alex Haditaghi	25,734,000	75.83%

All executive officers and directors as a group	25,734,000	75.83%

(1) Based on 36,088,470 shares of common stock issued and outstanding as of December 31, 2006.

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

On February 1, 2005, the Company agreed to sublease, on a month to month basis, the office previously occupied by a company under common control. All lease payments were paid directly to the lessor, who is an arms length party. This lease was completed in August 2006.

For the period of September 2006 to December 2006, the Company operated from a property owned by a related party and did not incur any rent expenses during this period.

Alex Haditaghi, our President and Chief Executive Officer, advanced the Company $204,868 in 2006. Such advances are unsecured, non-interest bearing, and due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules In Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report:

3.1	Articles of Incorporation (1)

3.2	Description of Subsidiaries of MortgageBrokers.com Holdings, Inc. Subsidiaries

In accordance to Item 601 (b)(21) of Regulation s-B:

MortgageBrokers.com Inc.

Ontario Provincial Corporation: Ontario Corporation Number 1645394

Incorporated January 19, 2005

Ownership:

Class A Shares (Ownership shares): 100 % owned by MortgageBrokers.com Holdings inc.

Class B Shares (Voting): 75% Owned by Alex Haditaghi to comply with Canadian Provincial Mortgage Broker Acts.

MortgageBrokers.com Financial Group of Companies Inc.

Canada Federal Corporation No. 645377-5

Incorporated: September 26, 2005

Ownership:

Class A Shares (Ownership shares): 100 % owned by MortgageBrokers.com Holdings inc.

Class B Shares (Voting): 75% Owned by Alex Haditaghi to comply with Canadian Provincial Mortgage Broker Acts.

3.3	By-laws (1)

(1) Incorporated by reference to our Form SB-2 (SEC File No. 333-117718).

(b)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

On December 21, 2006, Company filed a Form 8-K regarding the restatement of our 2005 year end audit and 2006 Q1, 2006 Q2, 2006 Q3 financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2006 and 2005, we were billed approximately $70,000 and $19,500 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended December 31, 2006 and 2005, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company was billed approximately $70,000 in fees related to accounting and audit services rendered by our principal accountant for the fiscal year ended December 31st, 2006 to restate our financials for the 2005 year end, and 2006 first, second and third quarters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director

Dated: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 17, 2007
Alex Haditaghi