Form 10QSB
period 2007-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-05-21
CIK 1222218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0554486
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA	L4K 3Y4
(Address of principal executive offices)	(Zip Code)

877-410-4848
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
 Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2007: 36,098,470 shares of common stock outstanding, $0.0001 par value.

MORTGAGEBROKERS.COM HOLDINGS, INC.
FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

		PAGE #

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition	20

Item 3.	Control and Procedures	29

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURE

 Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Balance Sheets
March 31, 2007

	March 31	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$684,174	$1,238,357
Referral fees held in trust (note 9)	60,812	30,320
Prepaid expense	78,108	78,445

Total Current Assets	823,094	1,347,122
Equipment, net (note 3)	94,080	98,571
Equipment Under Capital Leases (note 4)	4,850	5,198
Deferred Offering Costs (note 5)	-	-

Total Assets	$922,024	$1,450,891

LIABILITIES
Current Liabilities
Bank indebtedness (note 6)	$103,869	$98,682
Accounts payable	520,984	407,346
Accrued liabilities	104,839	213,547
Advances from related party (note 8)	168,199	204,868
Trust liability (note 9)	60,812	30,320
Obligation under capital leases - current portion (note 10)	1,791	1,674
Stock-based compensation accrual - current portion (note 11b)	337,705	232,082
Employee stock-based compensation accrual (note 11c)	1,509,031	813,850

Total Current Liabilities	2,807,230	2,002,369
Obligation Under Capital Leases (note 10)	3,533	3,915
Stock-based Compensation Accrual (note 11a)	467,273	109,134

Total Liabilities	3,278,036	2,115,418

Commitments and Contingencies (note 17)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 36,098,470 (2006: 36,088,470) issued and outstanding (note 12)	3,610	3,609
Additional Paid-in Capital	2,186,942	2,179,443
Additional Paid-in Capital - Warrants (note 13)	732,605	732,605
Subscription for Stock	-	-
Subscription Receivable (note 14)	(210,000)	(242,301)
Treasury Stock (note 15)	(25,234)	(17,779)
Accumulated Other Comprehensive (Loss) Income	2,762	(7,417)
Accumulated Deficit	(5,046,697)	(3,312,687)

Total Stockholders' Deficit	(2,356,012)	(664,527)

Total Liabilities and Stockholders' Deficit	$922,024	$1,450,891

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2007 and the Three Months Ended March 31, 2006 (Restated)

	2007	(Restated) 2006

Revenue	$1,189,252	$344,758

Expenses

Commission and agent fees	1,209,691	226,748
Salaries and benefits	310,117	512,157
General and administrative expenses	238,298	200,151
Stock-based compensation (note 17c(ii))	105,623	-
Employee stock-based compensation (note 11c)	695,181	-
Warrant based compensation	-	91,331
Stock-based compensation (note 17a, 17b, and 17c(i))	358,139	-
Interest expense - beneficial conversion feature (note 7)	-	108,840
Occupancy costs	7,353	19,320

Total Operating Expenses	2,924,402	1,158,547

Loss from Operations	(1,735,150)	(813,789)

Other (Expense) Income
Interest and bank charges	-	(3,689)

Total Other (Expense) Income	-	(3,689)

Loss Before Income Taxes	(1,735,150)	(817,478)

Provision for income taxes (note 16)	-	-

Net Loss	(1,735,150)	(817,478)

Foreign Currency Translation Adjustment	1,139	4,650

Total Comprehensive Loss	$(1,734,011)	$(822,128)

Net Loss per Share - Basic and Diluted During the Year	$(0.05)	$(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Year	36,098,248	34,019,056

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,735,150)	$(817,478)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	4,839	-
Loss on disposal of assets	-	-
Interest expense - beneficial conversion feature	-	108,840
Stock issued for services	-	441,000
Stock issued for general and administrative expenses	7,500	-
Employee stock-based compensation	695,181	-
Stock-based compensation accrual	463,762	-
Net changes in non-working capital:
Referral fees held in trust	(30,492)	-
Prepaid expense	337	(89,965)
Accounts payable	6,070	196,490
Related party payable	(36,669)	-
Trust liability	30,492	-

Net Cash (Used in) Operating Activities	(594,130)	(161,113)

Cash Flows from Investing Activities
Purchase of equipment, net	-	-
Disposal of equipment	-	-
Equipment under capital leases	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Deferred offering costs	-	-
Proceeds from notes payable	-	23,000
Obligation under capital leases	(265)	-
Proceeds from advances from related party	-	-
Repayment of advances from related party	-	(7,118)
Issuance of common stock for cash	32,301	91,410
Treasury stock	(7,455)	-
Proceeds from issuance of warrants for cash	-	-
Subscription for stock	-	-
Increase in bank indebtedness	5,187	(331)

Net Cash Provided by Financing Activities	29,768	106,961

Net (Decrease) Increase in Cash and Cash Equivalents	(564,362)	54,152

Foreign Exchange on Balances	10,179	(6,991)

Cash and Cash Equivalents - Beginning of Year	1,238,357	169,093

Cash and Cash Equivalents - End of Year	$684,174	$107,950

Supplemental Cash Flow Information
Interest paid	$1,577	$2,560
Income taxes paid	$-	$-
(The accompanying notes are an integral part of these consolidated financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

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

Change of Control

On January 31, 2005, the Company's majority shareholder, Alex Haditaghi, purchased 1,510,000 common stock from three shareholders of MagnaData Inc. for cash consideration ($692,813) in an arms length transaction. This share purchase represented approximately 78% of MagnaData's common stock outstanding at the time of the transaction, based on the company's December, 2004, Form 10-KSB. On February 11, 2005 MagnaData Inc.'s name was changed to MortgageBrokers.com Holdings, Inc.

As part of the sale, $74,727 of the Company's debt was forgiven by a third party and $5,698 of the Company's debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended March 31, 2007, the Company incurred a loss of $1,735,150 (2006 - $817,478).

The Company's ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that include: organization of the Company and divisions; identification of the Company's sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination `book of business' models; establishing the operational parameters for a centralized shared services underwriting call centre; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

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
March 31, 2007

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10 KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)	Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc. and are presented under the accrual basis of accounting. All significant inter-company transactions and balances have been eliminated upon consolidation.

c)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

d)	Equipment, net

Equipment is recorded at cost. Depreciation is calculated using the following annual rates and methods base on estimated useful lives:

Furniture and equipment	20% declining
Computer equipment	30% declining
Computer equipment under capital lease	30% declining

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

2.	Summary of Significant Accounting Policies (cont'd)

e)	Deferred Offering Costs

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

f)	Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a borrowers mortgage and when the collection is reasonably assured which occurs when the fee from the bank has been advanced.

g)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the consolidated financial statements in any individual year.

h)	Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2007, the carrying value of accounts payable and accrued liabilities, advances from related party and long term debt approximate their fair value.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

2.	Summary of Significant Accounting Policies (cont'd)

i)	Impairment of Long-lived Assets

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

j)	Share-based Payment

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

k)	Notes Payable

The notes payable had a beneficial conversion feature soon upon issuance of the convertible note, the Company recorded a discount to the notes to reflect the value of the beneficial conversion feature that is amortized as additional non-cash interest expense over the term of the convertible note. The beneficial conversion feature occurred because the conversion rate of the convertible note was less than the market value of the Company's common stock at the time that the note was issued.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

2.	Summary of Significant Accounting Policies (cont'd)

l)	Income Taxes

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

m)	Earnings or Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As at March 31, 2007 there were no dilutive securities that would impact the EPS.

n)	Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, “Foreign Currency Translation”. The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the period.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

o)	Comprehensive Income or Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders' equity, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

2.	Summary of Significant Accounting Policies (cont'd)

p)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

q)	Recent Accounting Pronouncements

In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument by instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

On May 2, 2007 the FASB issued FASB Interpretation (“FIN”) No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

r)	Comparative Figures

Certain figures for the year period have been reclassified to conform with the current year's financial statement presentation.

3.	Equipment, net

			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Depreciation	2007	2006

Furniture and equipment	$106,829	$26,669	$80,160	$83,650
Computer equipment	19,178	5,258	13,920	14,921
Computer software	-	-	-	-
Leasehold improvements	-	-	-	-

	$126,007	$31,927	$94,080	$98,571

In 2005, the Company initiated the development of a prototype proprietary back office software technology branded eXimius. The prototype software was being developed to test the viability for automation in the Company's back office administrative areas of mortgage underwriting, commission management, and regulatory compliance. The software was not licensed from a third party, but 100% internally developed. The Company does not intend to license for use the developed prototype software to third parties. Development costs through September 2006, consisted primarily of development staff wages and related expenses. This investment was capitalized commencing in 2005 after the prototype became available for use. In the fourth quarter of 2006, it was determined that the software was no longer of value to the Company, and was therefore written-off.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

4.	Equipment Under Capital Leases

	2007	2006
Computer equipment	$6,168	$6,115
Less: accumulated depreciation	(1,318)	(917)

	$4,850	$5,198

    The equipment under the capital leases is depreciated on a 30% declining balance.

5.	Deferred Offering Costs

    Deferred offering costs were recorded in 2005 for two securities offerings and were mainly for legal expenses and these offerings are as follows:

i)
1,000,000 common shares of the Company's common stock were offered to Mercatus Funding Partners, LLP at a price of $0.63 per share on November 1, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

         All the deferred offering costs were expensed by the end of 2006.

6.	Bank Indebtedness

        On November 22, 2005, the Company obtained a line of credit in the amount of $128,715. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At the period end $103,869 (2006 - $98,682) was used on the line of credit.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

7.	Notes Payable

During the year ended December 31, 2005, the Company issued an unsecured convertible note to RE/MAX Ontario-Atlantic Canada Inc. ("RE/MAX") in the amount of $150,000. The $150,000 note is due on the earlier of:

a)
the subscription for shares of Company's common stock (“Shares”) by such executive officers of RE/MAX as RE/MAX shall designate in connection with the proposed private placement of up to 6,000,000 Shares for gross proceeds of up to USD $6,000,000 contemplated to close in early Spring 2006; or,

b)
the deemed failure to negotiate one or more definitive agreements between RE/MAX and the Company establishing a mortgage origination and referral solution for RE/MAX, the acceptability of such definitive agreement(s), or the failure to negotiate such definitive agreement(s), to be determined by RE/MAX in its sole discretion.

The note is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually. As of March 31, 2007, there was no accrued interest.

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

In connection with the issuances of the convertible notes, the Company recorded a $114,500 discount to the notes to reflect the value of the beneficial conversion feature that is amortized as additional non-cash interest expense over the term of the convertible note. This also resulted in an increase to additional paid in capital in the amount of $114,500 (comprised of 2006 - $77,000 and 2005 - $37,500). The beneficial conversion feature occurred because the conversion rate of the convertible note was less than the market value of the Company's common stock at the time that the notes were issued. As at December 31, 2005, $5,660 of the discount had been recognized as a non-cash interest expense on the financial statements with the remaining $108,840 recognized in 2006 resulting in a nil discount remaining on the notes.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

8.	Advances from Related Party

      The advances are from the majority shareholder/officer of the Company and are unsecured, non-interest bearing, and due on demand.

9.	Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into an Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife. The aforementioned fees to date have been deposited into a temporary trust account that has signing officers from both the company & RE/MAX, until the Manulife administered program is fully established. It is expected that these funds will be deposited into the respective agents' RRSP by the third quarter of 2007. As of March 31, 2007 $60,812 in referral fees has accumulated in the trust account.

10.	Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

2007	$1,378
2008	2,230
2009	1,716

Total minimum lease payments	5,324

Less: current portion	(1,791)

Long-term portion	$3,533

11.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of March 31, 2007, the Company accrued a stock-based compensation expense for 584,091 common shares at a price of $0.80 per share for a total of $467,273 to the parties referred to in note 19a, 19b, and 19c(i).

b)	As of March 31, 2007, the Company accrued a stock-based compensation expense for 422,131 common shares at a price of $0.80 per share for a total of $337,705 to the parties referred to in note 19c(ii).

c)	During the period, the Company accrued a stock-based compensation expense of $695,181 (2006 - $187,939) under its Equity Compensation Plan referred to in note 12.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

12.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2007.

Common Stock

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2007, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2007. The company is currently in the process of amending the existing employment agreements which are expected to be executed in Q2, 2007. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect. As of period end the existing employment agreements commit the Company to issuing to staff 1,886,289 shares of Company common stock for a stock-based compensation accrual of $1,509,031 (note 12c).

Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company's stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Plan is 5,000,000, the adequacy of which will be evaluated annually.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

12.	Capital Stock (cont'd)

Non Monetary Transactions

The following non monetary transactions were completed by the Company on a service for stock basis. It is the Company's accounting policy that in certain circumstances, stock, generally valued at the 5 day moving average price of the trading value of the stock at the time the associated agreement was executed, might be issued for the procurement of assets, provision of advisory and other services.

On January 3, 2007, the Company issued 10,000 common shares at a price of $0.75 per share for total amount of $7,500 to SmallCapVoice.com, based on the execution of an investor relations agreement.

13.	Additional Paid-in Capital - Warrants

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

14.	Subscription Receivable

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. As of March 31, 2007 promissory notes are currently outstanding for a balance of $210,000. These notes are due on June 1, 2007.

15.	Treasury Stock

The Company acquired 44,100 common shares of the Company at an average value of $0.57 per common share, for a total of $25,234.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

16.	Income Taxes

The Company has paid no federal or state income taxes. As of March 31, 2007, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,932,920 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at March 31, 2007 and 2006 are as follows:
	2007	2006
Deferred Income Tax Assets:
Operating loss carry forward	$1,337,192	$747,629
Valuation allowance	(1,337,192)	(747,629)

Total deferred tax effect	$-	$-

          The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2007	2005
Deferred Tax Provision:
Benefit at Federal statutory rate (34%)	$1,337,192	$747,629
Change in valuation allowance	(1,337,192)	(747,629)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and State income tax	$-	$-

17.	Commitments and Contingencies

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

17.	Commitments and Contingencies (cont'd)

Commitments (cont'd)

Number of Warrants:
$8,257 worth of warrants divided by the Strike Price, per CDN $10 ($8.58 USD) million in Average Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.The warrants are convertible in common shares on a 1:1 basis.

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

Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The Maxwell Warrant-Based Compensation Program, which issued warrants (“SERIES III Warrants”) that are divided amongst the Maxwell Franchisor, Franchisee and referring Sales Agent.

Annual Volume:
defined as the total funded mortgage origination volume from Maxwell lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
$3,000 worth of warrants divided by the Strike Price per CDN $10 ($8.58 USD) million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds.The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date

Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

17.	Commitments and Contingencies (cont'd)

Commitments (cont'd)

c)	RE/MAX

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

ii)
Pursuant to the ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, the Company has committed to issuing, at no cost, an aggregate of 528,118 common shares of the Company on each of the 10 year anniversary dates of the licensing agreement to those RE/MAX executives and franchisees that participated in the company's private placement which closed on June 12, 2006.

d)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$5,040
2008	$7,560
2009	$7,560
2010	$8,568
2011	$9,072
Thereafter	$3,024

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

17.	Commitments and Contingencies (cont'd)

Commitments (cont'd)

e)
On March 27, 2007, the Company entered into a lease to rent office space in Toronto, Ontario, Canada for maintaining the Company's Canadian head office. The agreement is effective commencing April 1, 2007 for a two year term.

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

No amount has been accrued in the Company's financial statements at year end as the outcome of the claim can not be reasonably determined.
The defendants to Trisan's action, with one exception, have counterclaimed against Trisan and its principals for $5,500,000 CDN ($4.8 million USD).

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Recent Activities

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

1)
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

2)
No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business. The company does not take an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

3)
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

4)
Presently, under existing formulae and by way of example to illustrate the warrant model for mortgage agents, a mortgage agent team responsible for originating $100 million in average annual mortgage volume over a five year period would be eligible to receive:

a)
USD $83,000 dollars worth of cashless (fully earned) stock warrants (“Series I Mortgage Agent Warrants”), the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00. If the mortgage agent team’s five year average annual mortgage volume is less or more than the afore-mentioned $100 million, the number of Series I Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately. The mortgage agents are not eligible to earn Series I Mortgage Agent Warrants until a minimum 5 year term sales period is completed in full, following execution of an agency sales contract with the Company. It is expected that Series I Mortgage Agent Warrants will be granted within 6 months following the five year anniversary date of the agent’s executed license agreement. The Series I Mortgage Agent Warrants have no additional vestment period associated with them; and,

b)
Additionally, the mortgage agent or agent team would be eligible to earn USD $16,513 dollars worth of cashless (fully earned) stock warrants each year the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00, subject to the following vestment periods:

➢
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

➢
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

➢
Continued warrant series issues earned for subsequent three year periods following the Series III Mortgage Agents Warrant earnings period are similarly structured with two year vestments following the three year earning period.

➢
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

5)
The mortgage agents are not eligible to earn Mortgage Agent Warrants for any incomplete earnings period. It is expected that all warrants will be granted within 6 months following the relative warrant series earning period vestment period.

6)
The expected first Company stock warrants associated with this program may be executed by contracted sales mortgage agents in the fall of 2008 which might be registered and monetized in 2009 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares may be executed with the Canadian agency sales force between 2010 and 2015.

7)
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

Our investment banking relationship with vFinance, Inc. of New York was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, and mergers and acquisitions.

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

Current Activities

As at the end of the reporting period, the company was registered with Provincial regulators to conduct business in the Provinces of Newfoundland, Prince Edward Island, New Brunswick, Nova Scotia, Ontario, Manitoba, Saskatchewan, Alberta and British Columbia.

Operationally we continue to integrate our Managing Partners and loan originators. This includes both migrating their operations and technology but also integrating new books of business they originate. Despite our estimates for a flat Q1 relative to Q4 2006, we have in fact shown an increase in revenues paid out of 8%. This is a positive sign considering Q1 is typically the industries slowest period for revenue and bodes well for the remainder of the year. These results also point to a positive sign of increased activity from our most recent licensure of mortgage brokers to our exclusive revenue licensing agreement whereby it typically takes 60-90 days for the mortgage agents to fully realize revenue for the company.

Marketing Activity:

The following summarizes significant marketing activities since December 31, 2006:

1)
In January 16, 2007 Dutton Associates initiated coverage of MortgageBrokers.com with a Strong Speculative Buy rating and a $1.50 price target. The 16-page update report by Dutton senior analyst Richard W. West, CFA was available at www.jmdutton.com as well as from First Call, Bloomberg, Zacks, Reuters, Knobias, and other leading financial portals. In its report, Mr. West described MortgageBrokers.com's business model as the consolidation of the small and medium sized enterprise (SME) mortgage brokerages into a scalable operating national network of branch retail offices that can better compete in the mortgage industry under one recognizable brand while eliminating long-standing industry issues of agent retention, equity ownership, and exit strategy. To attract mortgage originators, MortgageBrokers.com initiated its Broker Channel Recruitment Program in August 2005. Through this program, MortgageBrokers.com will be offering MortgageBrokers.com equity ownership to independent SME mortgage brokers by giving stock warrants dependent upon the volume or origination and time with MortgageBrokers.com. MorgageBrokers.com has executed an impressive fast start out of the gate. The fast rate of ramp-up in revenue should be increasing as the new mortgage originators from the recent partnerships begin working through the MortgageBrokers.com system. The management of MortgageBrokers.com is an experienced team of senior managers with many years of experience in the mortgage business. MortgageBrokers.com has exhibited the attributes of an attractive investment vehicle for capital appreciation.

Dutton Associates is one of the largest independent investment research firms in the U.S. Its 31 senior analysts are primarily CFAs, and have expertise in many industries. Dutton Associates provides continuing analyst coverage of over 140 enrolled companies, and its research, estimates, and ratings are carried in all the major databases serving institutions and online investors. The Company believes this report from Dutton will eventually help MortgageBrokers.com with obtaining intuitional investors and higher market liquidity for its stock. The company also expects to attend select National and regional financial market expositions later this year to increase the market’s awareness of the Company’s stock.

2)
The Company was nominated for 'Best Newcomer' (National Brokerage) at the 2007 CMP Canadian Mortgage Awards. The Best Newcomer Award recognizes an outstanding newcomer, encompassing both national networks and independent operations, for their professionalism and excellence. MortgageBrokers.com has also been nominated for 'Best Internet Presence' at the event. The Best Internet Presence award recognizes an organization's ability to portray its value proposition to the many stakeholders involved.

3)
The Company had a booth and strong showing at the 5th annual Mortgage Brokers Association of British Columbia Annual General Conference in February attended by in excess of 1500 industry insiders such as banks, lenders, mortgage brokerages and technology firms.

4)	The Company had a strong presence and booth at the Ottawa regional HomeShow in April, 2007

5)	Our Managing Partner Team in Ottawa, Team Elite, currently has television and radio advertising spots running on the CTV network and local radio.

Business Development Activity:

As at May 14, 2007, we have 201 licensed mortgage agents/ loan officers in our national origination sales force network. At the present time, the Company believes it has in excess of $2.8 billion in mortgage origination sales books of business in the agent recruitment pipeline. As of March, 2007 the company had established a national retail branch team network of 13 retail branch offices.

The company relationship with its Strategic partner RE/MAX continued its strong growth for 2006. As at May 10, 2007, the Company has successfully launched it’s Real Estate Strategic Alliance Partner Mortgage Solution at 36 RE/MAX franchises across Ontario and Atlantic Canada which representing 33% of the RE/MAX Franchise network sales force. This market penetration, serviced currently with 58 of our Company mortgage sales agents allows the 2528 RE/MAX sales associates able to build their retirement fund at Manulife Financial through leveraging their customer relationships through mortgage referrals to the Company. The following summarizes major activities associated with RE/MAX since December 31, 2007:

The company relationship with its Strategic partner RE/MAX continued its strong growth for 2006. The following summarizes major activities associated with RE/MAX since December 31, 2007:

1)
Both RE/MAX and MortgageBrokers.com announced the selection of Manulife Financial as the new administrator of the Retirement Savings Program for RE/MAX Real Estate Agents. The company made the announcement with its strategic alliance partner RE/MAX Ontario-Atlantic Inc. (RE/MAX). Under the terms of the MortgageBrokers.com and RE/MAX strategic alliance, a portion of revenue generated on a funded mortgage referral will be contributed towards the Retirement Savings Program for the referring Real Estate Agent. Manulife Financial will support the continuing administration of this Program - the first of its scope in the Canadian Real Estate Industry. A corporate mini site was developed in Manulife website to provide additional information for RE/MAX Sales associate about this program at .

2)
MortgageBrokers.com Inc announced in April, 2007 that the Company has begun a co-location initiative with RE/MAX Realtron and RE/MAX Hallmark, two of Canada’s largest RE/MAX franchise offices that have an estimated CAD$3.2 billion in combined sales. RE/MAX Hallmark and RE/MAX Realtron boast in excess of 1,000 real estate agents in 14 retail locations throughout Ontario, the most populous province in Canada.

3)
The Company launched it’s service at RE/MAX Unique Inc. in Toronto, which operates 2 retail franchise office locations, having in excess of 45 sales associates in the centre of Toronto. RE/MAX Unique has two offices in Metropolitan Toronto and is owned and operated by John Meehan. John Meehan is a well-respected and experienced real estate broker and a former president of the Toronto real estate board. The RE/MAX Unique’s areas serviced include Metropolitan Toronto, Allenby, Forest Hill, Rosedale and surrounding areas. The RE/MAX Unique office is currently serviced by three MortgageBroker.com experienced sales agents.

4)
MortgageBrokers.com signed exclusive licensing agreement with Seaway Mortgage Partners, Inc. this company is headquartered in Kingston, Ontario and was founded by Stephen Marshall a former loan officer from the Bank of Montreal. Seaway Mortgage Partners, Inc. serves the Seaway region consisting of Kingston, Belleville, Peterborough, and other urban areas in eastern Ontario. Seaway has already begun participation in the RE/MAX co-location program due to its recent affiliation with the Company through RE/MAX Realty Concepts Corp. which has an estimated 21.8% of this market. Seaway currently has offices in two RE/MAX locations and plans further expansion in the near future.

5)
The MortgageBrokers.com also executed Servicing agreement with RE/MAX Niagara Realty Limited in Niagara Falls, Ontario. The RE/MAX Niagara franchise has 1 office and in excess of 100 sales associates and boasting a 50% regional market-share. Currently 1 MortgageBroker.com sales agent services this office.

6)
The MortgageBrokers.com continued its fast growth in RE/MAX offices across Ontario and also executed Servicing agreement with RE/MAX Lake Country Realty Limited which boasts a greater than 45% market share in the Bracebridge and Gravenhurst areas of Ontario and in excess of 35 sales associates.

In March, 2007, the Company announced that it had executed a 2 year lease, with an option to purchase, new office space for it’s Canadian corporate headquarters. The 7700 square feet, which is currently being built out to company specifications, is expected to meet the corporate growth needs of the Company for the next few years.

The first quarter of 2007 represented one of the most active and productive quarters with regards to our recruitment of professional mortgage agents to join our national sales agency. The Company has signed revenue licensing agreements with 49 mortgage brokerages and independent mortgage agents between February and April of 2007 who will now operate exclusively under the universal domain name and brand of MortgageBrokers.com. The total mortgage origination production of these new affiliates is estimated to be in excess of CAD $862 million and the Company projects to capture up to an estimated CAD$8.6 million in gross revenues to be generated by these new affiliates. MortgageBrokers.com currently has 201 mortgage brokerages and independent mortgage brokers working under the MortgageBrokers.com umbrella and is receiving a record number of inquiries from prospective brokers.

The Company announced during the reporting period that it has received regulatory approval from the Financial Institution Commission of British Columbia ("FICOM") to begin operating in the province of British Columbia, Canada’s second largest market estimated at $32 billion in mortgage sales annually. The Conference Board of Canada forecasts British Columbia’s economy will “remain robust” over the next two years, predicting economic growth of 3.9 percent this year and 3.2 percent in 2007. British Columbia can expect strong performances in the construction, manufacturing and mining sectors, as well as residential and non-residential investment. The Company projects over a $1.5 billion in mortgage origination in 2008 in British Columbia. At the present time, the Company is negotiating with several large independent mortgage brokerage companies. The company hopes these companies will give the Mortgagebrokers.com a solid foot print in British Colombia market.

Human Resources Activity:

As we continue to expand our business model to other geographical territories, the company will continue to seek out qualified candidates to expand our management team to sustain our growth strategies. To date the company has assembled a class act of industry veterans and retained the services of professionals outside the industry to continue to grow the company.

The Company has successfully recruited Karim Sayani as VP-Sales responsible for recruiting and building our mortgage broker sales agency in British Columbia.

The Company also recently hired Ms. Azita Fathi, formerly with TD Canada Trust, as Special Projects Manager and Mr. Alan O’Dell, 18 year industry veteran, as Regional Sales Vice President, Greater Toronto Area. Mr. O’Dell left Citizen bank of Canada to join mortgageBrokers.com.

In January 2007, the Company hired a new Director of Marketing who will be responsible for establishing national brand advertising and sales materials. One of the primary focuses of our Director of Marketing will be to help build an industry leading back-office sales intranet service for supporting our national sales agency.

In first quarter of 2007, both Mr. Miles Kulik and Peter Doherty left employment with the Company to pursue other opportunities.

Liquidity and Capital Resources

As at March 31, 2007, we had $684,174 in cash and cash equivalents; $60,812 of Referral Fees held in trust, $78,108 in prepaid expenses, $94,080 in equipment and recognized $4,850 in equipment under capital leases for a total of $922,024 in assets. Comparatively as at December 31, 2006, we had $1,238,357 in cash and cash equivalents; $30,320 of Referral Fees held in trust, $78,445 in prepaid expenses, $98,571 in equipment and recognized $5,198 in equipment under capital leases for a total of $1,450,891 in assets.

The Company had $520,984 in accounts payable, $104,839 in accrued liabilities, $168,199 in loans payable to a related party, $60,812 payable in a Trust Liability, $5,324 in obligations under capital leases, $1,509,031 in employee stock-based compensation accrual, $337,705 in stock-based compensation accrual associated with a 10 year license agreement with RE/MAX, $467,273 in stock-based compensation accrual associated with mortgage origination sales and referral and $103,869 in bank indebtedness related to an unsecured line of credit for a total of $3,278,036 in liabilities as at March 31, 2007. Comparatively as at December 31, 2006, we had $407,346 in accounts payable, $213,547 in accrued liabilities, $204,868 in loans payable to a related party, $30,320 payable in a Trust Liability, $5,589 in obligations under capital leases, $813,850 in employee stock-based compensation accrual, $232,082 in stock-based compensation accrual associated with a 10 year license agreement with RE/MAX, $109,134 in stock-based compensation accrual associated with mortgage origination sales and referral and $98,682 in bank indebtedness related to an unsecured line of credit for a total of $2,115,418 in liabilities as at December 31, 2006.

In our first quarter, 2007, the Company had revenue of $1,189,252 and operating expenses of $2,924,402 for a quarterly net loss from operations of $1,735,150. This quarterly operating loss is reduced to $576,207 if you do not consider the charges for stock-based and warrant-based compensation which shows growth and that the company is tracking to profitability as compared to an operating loss of $813,789 in our first quarter of 2006.

The following summarizes some of our comparative financial highlights to-date:

1.
Gross revenue in the reporting period, which is considered the lowest mortgage sales period seasonally, was our highest quarterly revenue recorded to-date since the Company’s began operations as MortgageBrokers.com in February, 2005, and exceeded Q3, 2006 - considered the highest quarterly mortgage sales period seasonally, by 345%. This demonstrates that the company’s sales agency model is being well received in the market and is gaining significant momentum.

2.
Our reported revenue for the period suggests that we presently have an annualized $2.8 billion book of business. This does not include the significant recruitment to our national sales agency made in Q1, whose revenue is typically not seen for three to four months following exclusive licensure with the Company. Management currently feel the Company is tracking to funding between $2.8 and $3.0 billion in mortgage origination sales in 2007 representing between $25 to $30 million dollars in gross revenue.

3.	The Company is decreasing operating losses quarter over quarter and expects to reach profitability within Q2 or Q3 of 2007 with our existing cost structure.

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

Subsequent Events

On May 7, 2007, our Board of Directors approved a 3 for 1 forward split of all of our issued and outstanding shares of common stock, to be paid and effective on May 31, 2007. We intend to cancel such forward split on May 21, 2007.

Item 3. Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. The following is a summary of current legal actions pending against us which may be considered material and contingent liabilities or liabilities to the Company as well as the outcomes of other former proceedings that the Company is party to that may have been initiated or discontinued as of March 31, 2007.

1.
The Company received a statement of claim from 1098704 Alberta Ltd for the amount of CDN $50,000. 1098704 Alberta Ltd was a reported investor into the business of a former licensed mortgage agent operating under Company licensure in Q4 2005 and Q1 2006. The claim was related to the reimbursement of an investment between the claimant and the Company's former mortgage agent subcontractor and the claimant was requesting that the Company repay the failed investment on behalf of the former independent mortgage agent subcontractor.. In the opinion of the Company and its legal counsel, the claim was without merit as the Company had no relationship, business or otherwise, with the claimant. The Company subsequently filed a statement of defense and a counter claim in the amount of CAD $1,000,000. It was agreed between the parties to file mutual discontinuances related to each party's claims and that mutual indemnification releases be executed. Discontinuance, Settlement and Release agreements were executed between the parties on November 10, 2006.

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

3.
The Company received a statement of claim from Aliah Akram, a former employee, in the amount of approximately CADN $80,000 and 95,833 shares or shares equivalent claiming wrongful dismissal. The company plans to vigorously defend itself and has filed its statement of defense with the Ontario Superior Court of Justice.

Item 2. Changes in Securities.

The Company entered into a financial public relations agreement with SmallCapVoice.com, Inc. on January 3, 2007. In consideration for such services, the Company issued 10,000 common shares of restricted stock of the Company to SmallCapVoice.com, Inc. on January 8, 2007.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports of Form 8-K.

(a)     Exhibits

31.1    Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)     Reports of Form 8-K

No reports on Form 8-K were filed for this quarter of 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2007.

MORTGAGEBROKERS.COM HOLDINGS, INC.

Date:	May 21, 2007	/s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director