Form 10QSB/A
period 2007-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-05-22
CIK 1222218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1  TO FORM 10-QSB

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

2.	The Company is decreasing operating losses quarter over quarter and expects to reach profitability within Q2 or Q3 of 2007 with our existing cost structure.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2007.

MORTGAGEBROKERS.COM HOLDINGS, INC.

Date:	May 22, 2007	/s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director