Form 10QSB
period 2007-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-08-14
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Edgeley Boulevard, Suite 11, Concord, Ontario L4K 3Y4
(Address of principal executive offices and zip code

 Registrant’s telephone number, including area code: (877) 410-4848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒          No   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐                      No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $.0001 par value	37,863,470

i

ITEM 1. FINANCIAL INFORMATION

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2007

UNAUDITED

CONTENTS

Condensed Consolidated Interim Balance Sheets	1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Interim Statements of Cash Flows	3
Notes to Condensed Consolidated Interim Financial Statements	4 - 18

ii

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
June 30, 2007 and December 31, 2006
Unaudited

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$766,487	$1,238,357
Referral fees held in trust (note 3)	50,284	30,320
Prepaid expense	38,992	78,445

Total Current Assets	855,763	1,347,122

Furniture and Equipment, net (note 4)	105,188	98,571

Equipment Under Capital Lease (note 5)	4,842	5,198

Total Assets	$965,793	$1,450,891

LIABILITIES
Current Liabilities
Bank indebtedness (note 6)	$141,057	$98,682
Accounts payable	390,739	407,346
Accrued liabilities	288,122	213,547
Advances from related party (note 7)	160,284	204,868
Trust liability (note 3)	50,284	30,320
Obligation under capital leases – current portion (note 8)	1,791	1,674
Stock-based compensation accrual – current portion (note 9a)	288,164	232,082
Employee stock-based compensation accrual (note 9b)	724,140	813,850
Total Current Liabilities	2,044,581	2,002,369
Obligation under capital leases (note 8)	3,482	3,915
Stock-based Compensation Accrual (note 9c)	177,722	109,134

Total Liabilities	2,225,785	2,115,418

Commitments (note 15)
STOCKHOLDERS’ EQUITY
Capital Stock (note 10)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized;
36,098,470 (2005: 33,935,000) issued and outstanding	3,610	3,609

Additional Paid-in Capital	2,186,942	2,179,443

Additional Paid-in Capital - Warrants (note 11)	732,605	732,605

Subscription Receivable (note 12)	(157,102)	(242,301)

Treasury stock (note 13)	(25,234)	(17,779)

Accumulated Other Comprehensive (Loss) Income	30,755	(7,417)

Accumulated Deficit	(4,031,568)	(3,312,687)

Total Stockholders’ Equity (Deficit)	(1,259,992)	(664,527)

Total Liabilities and Total Stockholders’ Equity	$965,793	$1,450,891

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
Three Months and Six Months Ended June 30, 2007 and 2006 (Restated)
Unaudited

		(Restated)		(Restated)
	Three Months Ended 2007	Three Months Ended 2006	Six Months Ended 2007	Six Months Ended 2006

Revenues	$2,345,263	$744,977	$3,636,238	$1,089,735

Expenses
Commission and agent fees	1,904,733	616,212	3,093,967	842,960
Salaries and benefits	317,301	218,178	627,418	397,506
General and administrative expenses	347,834	169,277	550,969	702, 257
Stock based compensation (note 15c ii)	(49,541)	25,263	56,082	25,263
Employee stock-based compensation	(271,816)	(319,290)	(89,710)	52,453
Stock based compensation (note 15a, 15b, and 15c i)	26,081	11,107	68,588	33,026
Occupancy costs	31,502	38,675	38,855	57,995
Interest expense - beneficial conversion feature	-	-		108,840

Total Operating Expenses	2,306,094	759,422	4,346,169	2,220,300

Income (Loss) from Operations	39,169	(14,445)	(709,931)	(1,130,565)

Other Expenses	(8,950)	(2,662)	(8,950)	(6,351)

Income (Loss) Before Income Taxes	30,219	(17,107)	(718,881)	(1,136,916)

Provision for income taxes (note 14)	-	-	-	-

Net Income (Loss)	30,219	(17,107)	(718,881)	(1,136,916)

Foreign Currency Translation Adjustment	27,573	14,384	28,712	9,734

Comprehensive Income (Loss)	$57,792	$(2,723)	$(690,169)	$(1,127,182)

Basic and Diluted Loss Per Share	$0.00	$(0.00)	$(0.02)	$(0.03)

Weighted Average Number of Shares
Outstanding During the Periods -
Basic and Diluted	36,098,470	35,200,131	36,098,360	34,612,065

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 (Restated)
Unaudited

		(Restated)
	2007	2006
Cash Flows from Operating Activities
Net loss	$(718,881)	$(1,136,916)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	12,355	17,397
Interest expense - beneficial conversion feature		108,840
Stocks issued for services	41,420	441,000
Employee stock-based compensation	(89,710)	52,453
Stock-based compensation accrual	124,670	58,289
Changes in assets and liabilities:
Referral fees held in trust	(19,964)	-
Prepaid expense	5,533	(115,415)
Accounts payable	(16,607)	280,382
Accrued liabilities	74,575	-
Trust liability	19,964	-

Net cash used in operating activities	(566,645)	(293,970)

Cash Flows from Investing Activities
Purchase of equipment	(18,616)	(7,428)

Net cash used in investing activities	(18,616)	(7,428)

Cash Flows from Financing Activities
Deferred offering costs	-	6,358
Proceeds from note payable	-	23,000
Obligations under capital leases	(316)	-
Increase in bank indebtedness	42,375	3,971
Issuance of common stock for cash	85,199	811,851
Treasury stock	(7,455)	-
Repayment of advances from related party	(44,584)	(20,743)
Proceeds from issuance of warrants		732,605

Net cash provided by financing activities	75,219	1,557,042

Net (Decrease) Increase in Cash and Cash Equivalents	(510,042)	1,255,644

Foreign Exchange on Balances	38,172	(12,947)

Cash and Cash Equivalents - Beginning of Period	1,238,357	169,093

Cash and Cash Equivalents - End of Period	$766,487	$1,411,790

Supplemental Cash Flow Information
Interest paid	$7,049	$4,851

Income taxes paid	$-	$-

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

1.            Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., which registered a change of name with the state of Delaware in February 2005 and  Subsidiaries (Canadian corporations) (the “Company”) was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

The planned operations of the Company consists of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com, Inc. (an Ontario, Canada company) and MortgageBrokers.com Financial Group of Companies, Inc. (Canadian Federal company), in Canada only.

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

Going Concern

The Company’s condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2007, the Company incurred a loss of $718,881 (2006 - $1,136,916).

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
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

2.             Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)	Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10 KSB for the year ended December 31, 2005 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)	Basis of Consolidation Presentation

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

g)         Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accounts payable and accrued liabilities, advances from related party and long term debt approximate their fair value.

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

i)    Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 9.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

2.         Summary of Significant Accounting Policies (cont'd)

j)         Income Taxes

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

k)         Earnings or Loss Per Share

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

l)         Foreign Currency Translation

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

m)         Comprehensive Income or Loss

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

n)          Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

o)          Recent Accounting Pronouncements

In February 2007, the United States Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 allows the irrevocable election of fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities and other items on an instrument by instrument basis. Changes in fair value would be reflected in earnings as they occur. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

On May 2, 2007 the FASB issued FASB Interpretation (“FIN”) No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109” (“FIN 48”) to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

3.          Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into an Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife. The aforementioned fees to date have been deposited into a temporary trust account that has signing officers from both the company & RE/MAX, until the Manulife administered program is fully established. It is expected that these funds will be deposited into the respective agents' RRSP by the third quarter of 2007. As of June 30, 2007 $50,284 in referral fees has accumulated in the trust account.

4.           Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2007	Net Book Value 2006
Furniture and equipment	$116,061	$33,557	$82,504	$85,650
Computer equipment	21,693	7,003	14,690	14,921
Computer software (see below)	-	-	-	-
Leasehold improvements	8,642	648	7,994	-

	$146,396	$41,208	$105,188	$100,571

In 2005, the Company initiated the development of a prototype proprietary back office software technology branded eXimius. The prototype software was being developed to test the viability for automation in the Company’s back office administrative areas of mortgage underwriting, commission management, and regulatory compliance. The software was not licensed from a third party, but 100% internally developed. The Company does not intend to license for use the developed prototype software to third parties. Development costs through June 2006, consisted primarily of development staff wages and related expenses. This investment was capitalized commencing in 2005 after the prototype became available for use.  In the fourth quarter of 2006, it was determined that the software was no longer of value to the Company, and was therefore written-off.

5.            Equipment Under Capital Leases

	2007	2006
Computer equipment	$6,702	$6,115
Less: accumulated depreciation	(1,859)	(917)

	$4,842	$5,198

    The equipment under the capital leases is depreciated on a 30% declining balance.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

6.           Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit with a limit of $141,057. The line of credit bears interest at Royal Bank of Canada’s prime plus 0.5%, is unsecured and due on demand.

7.           Advances From Related Party

During the period, a shareholder/officer of the Company advanced $160,284 (December 31, 2006 $204,868) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

8.            Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

2007	$1,327
2008	2,230
2009	1,716

Total minimum lease payments	5,273

Less: current portion	(1,791)

Long-term portion	$3,482

9.           Stock-based Compensation Accrual

The Company has accrued expenses for stock based compensation:

a)    As of June 30, 2007, the Company accrued a stock based compensation expense for 554,162 common shares at a price of $0.52 per share for a total of $288,164 to the parties referred to in note 15 c(ii).

b)    As of June 30, 2007, the Company accrued a stock based compensation expense of $724,140 under its Equity Compensation Plan referred to in note 10.

c)    As of June 30, 2007, the Company accrued a stock based compensation expense for 341,773 common shares at a price of $0.52 per share for a total of $177,722 to the parties referred to in note 15a, 15b, and 15c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

10.           Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2007.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i)
the purchaser received a warrant (1 warrant = 1 share) to further purchase up to the total number shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

ii)
further, on the anniversary date of the private placement closure, the Company has agreed to issue a number of shares of common stock equal to 25% of the number of common shares purchased in the private placement for ten consecutive anniversary dates. The receipt of such shares is dependent on the execution and maintenance in good standing of the terms of a service level agreement for each of the ten years. The service level agreement included the provisions of marketing, servicing and promotional services.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of June 30, 2007, no options had been granted under this plan.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

10.          Capital Stock (Continued)

On January 3, 2007, the Company issued 10,000 restricted common shares at a price of $0.75 per share for total amount of $7,500 to SmallCapVoice.com, based on the execution of an investor relations agreement.

11.          Additional Paid-in Capital - Warrants

During June 2006, RE/MAX purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 9). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the Offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.

12.           Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received & promissory notes were executed for a balance of $260,126.  As of June 30, 2007, $157,102 remains outstanding.

13.            Treasury Stock

The Company acquired 44,100 common shares of the Company at an average value of $0.57 per common share, for a total of $25,234.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

14.           Income Taxes

The Company has paid no federal or state income taxes. As of June 30, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $2,841,541 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at June 30, 2007 and 2006 are as follows:

	Six Months	(Restated) Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Deferred Income Tax Assets:
Operating loss carry forward	$966,124	$579,453
Valuation allowance	(966,124)	(579,453)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	June 30,	(Restated) June 30,
	2007	2006

Deferred Tax Provision:

Benefit at Federal statutory rate (34%)	$251,601	$309,734
Change in Valuation allowance	(251,601)	(309,734)

Provision for income taxes	$-	$-

Current Tax Provision
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

15.           Commitments

The Company has entered into agreements with various parties, whereby the Company is committed to issue compensatory warrants and stock as part of the “Service Compensation Plan” to mortgage agents and strategic alliance partners.

The effective date (“Effective Date”), when mentioned below, is the date the independent mortgage agent entered into a Mortgage Agent Agreement with the Company; or, is the date the RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) or Maxwell Realty Inc. (“Maxwell”) Franchisee  entered into a Service Level Agreement with the Company and is also the date that the strike price (“Strike Price”) of the warrants is established. The strike price is the greater of $1 US per share or the twenty day average closing price following the effective date.

Since the conversion ratio of dollar value of warrants into shares is fixed, but the share price fluctuates, the accrual to expense the value of the warrants earned by the mortgage agents and strategic alliance partners will fluctuate with the share price at the end of each period.

As of June 30, 2007, the Company has entered into agreements with the following parties:

a)	Independent Mortgage Agents

Pursuant to a 5 year Mortgage Agent Agreement, the Company is committed to issuing warrants, at no cost, for common stock of the Company in two series to mortgage agents licensed with the Company based on their annual mortgage origination sales volume, which are summarized as follows based on current formulae:

SERIES I WARRANTS:

“Average Volume”:	defined as the average best three out of five years in funded mortgage origination volume
Number of Warrants:
USD $8,257 worth of warrants divided by the Strike Price, per CDN $10 million in Average Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series I warrants are earned in the first 5 years following the Effective Date;
Additional Vestment:	SERIES I warrants are fully vested on the 5th anniversary of the Effective Date
Determination Date:	5 year anniversary of Effective Date

SERIES II WARRANTS:

“Annual Volume”:	defined as the total mortgage origination volume executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date
Number of Warrants:
USD $1,651 worth of warrants divided by the Strike Price per CDN $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series II warrants are earned in the first 5 years following the Effective Date
Additional Vestment:	All SERIES II Warrants fully vest 3 years following the Determination Date
Determination Date:	The Annual Volume is determined on the fifth year anniversary of the Effective Date

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

15.           Commitments (continued)

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

ii)
Pursuant to the ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, the Company has committed to issuing, at no cost, an aggregate of 528,118 common shares of the Company on each of the 10 year anniversary dates of the licensing agreement to those RE/MAX executives and franchisees that participated in the company’s private placement which closed on June 9, 2006.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

15.           Commitments (continued)

d)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.:

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$3,360
2008	$7,560
2009	$7,560
2010	$8,568
2011	$9,072
Thereafter	$3,024

e)
On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office. The agreement is effective commencing April 1, 2007 for a two year term.

The Company has the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also has the option to purchase the office space, by May 31, 2007, for $986,815.  The company did not exercise its option to purchase the office space.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$48,179
2008	$96,359
2009	$24,090

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2007
Unaudited

15.           Commitments (continued)

No amount has been accrued in the Company's financial statements at year end as the outcome of the claim can not be reasonably determined.

The defendants to Trisan's action, with one exception, have counterclaimed against Trisan and its principals for $5,500,000 CDN ($4.8 million USD).

16.           Comparative Figures

Certain figures for the prior period have been restated and reclassified to conform with the current period’s financial statement presentation.  Please see restated filings for details of the restated items.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Organization

MortgageBrokers.com Holdings, Inc. (the “Company” or “MortgageBrokers.com”) registered a change of name with the state of Delaware in February 2005. We were formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

Nature of Business and Planned Operations

The present primary focus of the Company's mortgage origination operations entail establishing a national agency sales force to service the borrowing and refinancing needs of individual home buyers.  The national agency sales force are independent contractors operating under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams leveraging the Company’s business model. The primary services that the Company's subsidiaries provide to our national agency sales network is mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agents transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

We have access to a full range of mortgage lenders and our agents find the right loan with the best rates, terms and costs to meet each customer's unique needs.  The company acts as Broker only and is not a lender.  The company has no ‘on balance sheet’ liabilities in case mortgage financing becomes default.  The Company has established unique strategic alliances within the real estate industry to allow our agents access, on a volume basis, to the customer early in the purchase sales cycle. We continue to build on these relationships to increase our market share in the purchase as well as the refinance mortgage origination market place.

Our mortgage origination operations generate revenue by placing mortgages with third party lenders who, in return, pay the Company a commission fee that can range between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume. In addition, we presently earn revenues through the referral of creditor insurance to third party insurance providers.  The Company's Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure. Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees.

We are the first publicly traded independent (non-bank owned) mortgage brokerage organization operating in Canada with a universal domain name that provides expansion opportunity to markets outside Canada and the USA.  We have deconstructed the existing origination business models and created a sustainable model that addresses long standing mortgage broker industry issues of agent ownership, exit strategy and retention, while at the same time creating a model through which our national agency sales force and sales channel distribution alliances can generate revenue and earn equity participation on a referral basis.

Our planned operations consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).  Operations are presently conducted through our subsidiaries, Mortgagebrokers.com, Inc. (Ontario corporation) and MortgageBrokers.com Financial Group of Companies, Inc (Canadian federal corporation) in Canada only.

Ontario, Canada, Housing Market

Despite concerns over a higher Canadian dollar and its impact on Ontario, Canada’s manufacturing sector, the housing markets across Ontario continue to perform above and beyond industry expectations, according to a report released in the Spring of 2007 by RE/MAX Ontario-Atlantic Canada.

Stronger than expected consumer confidence levels have fuelled extraordinary demand for properties this year.  The REMAX Ontario Market Trends Report, highlighting residential real estate activity in more than 30 major centers, found that sales were climbing in 85 per cent (28 out of 33) of markets surveyed, while all but one market saw average price escalate.

Parry Sound, Clarington/Bowmanville/Newcastle, Trenton, Belleville, North Bay and Pembroke lead the province in terms of percentage increase in unit sales, with double-digit gains of 20, 17, 15, 15, 12, and 11 per cent respectively.

Unprecedented demand for single-detached homes along the Toronto Yonge St. corridor prompted double-digit price increases in the Greater Toronto’s top performing neighborhoods’ in the first six months of the year, according to RE/MAX Ontario-Atlantic Canada.  In total, 56 of the 62 Toronto Real Estate Board Districts examined reported an increase in the average price of a single-detached home between January to June 2007, compared to the same period one year ago.  Leading the charge was Forest Hill, Chaplin Estates, Deer Park, and Cedarvale with a 16.8 per cent increase over one year ago, bringing average price to a just over one million dollars.  Thornhill, Vaughan followed in second place with an average price of $565,428, up 15 per cent versus the same period in 2006.  South Hill, Annex, Yorkville claimed third spot, with an average price of $883,869, 14.3 per cent ahead of one year ago, while Lansing, Willowdale, and Newtonbrook reported a 12.2 per cent upswing to $618,179. Port Credit, Mineola secured the fifth position, with an average price 11.3 per cent ahead of last year’s figure at $581,167.  Close to half of all GTA districts are now reporting a single-detached average price in excess of $500,000.

Average price has seen solid appreciation in the first five months of the year, with all but Windsor reporting an increase in values. The greatest gain occurred in Timmins, where the demand for residential properties prompted a 29 per cent upswing in year-to-date average price, compared to one year ago.  Double-digit increases in average price were also noted in Sudbury (22 per cent), Haliburton (20 per cent), Collingwood (10 per cent) and North Bay (10 per cent), Pembroke/Petawawa (10 per cent) and Sarnia (10 per cent).

Statistics Canada recently substantiated the trend. Between 2001 and 2006, six census metropolitan areas located in the Greater Golden Horseshoe (Southern Ontario) reported population growth rates higher than the national average, including Barrie, Oshawa, Toronto, Kitchener, Guelph, and Brantford.

Empty-nesters and retirees are also setting down stakes for their golden years, returning to their original hometowns flush with equity gains realized in larger, metropolitan areas.  In many instances, these purchasers are sparking demand for upper-end product – as evidenced by the 73 per cent of markets reporting an up-tick in luxury home sales in the first five months of the year.

Other highlights include:

•	In-migration from other areas of the province has been a boon to residential real estate in small to mid-sized markets.

•	Positive economic fundamentals have buyers spending more, with a growing number of first-time purchasers foregoing starter product and opting for homes in the mid-range.

•	The renovation trend now blankets southern Ontario, driving up values across the board.

•	Although the provincial average price now approaches $300,000, starting prices for entry-level product can be as low as $100,000, making homeownership a realistic expectation for most Ontarians.

•
Detached homes were most popular in markets across the province, accounting for the vast majority of sales. Alternatives such as condominiums and town homes, just gaining a foothold in smaller centers, were not necessarily the more affordable choice.

This data is the copyright content of RE/MAX Ontario-Atlantic Canada Inc. from their Market Research Report (as reported in RE/MAX Ontario Market Trends Report, June 21, 2007).

Canadian Mortgage Market

The Canadian mortgage market continues to grow, helped by low mortgage rates that make home ownership possible, even as housing prices rise, according to a report released by the Canadian Association of Accredited Mortgage Professionals (“CAAMP”). The report, authored by CAAMP’s Chief Economist Will Dunning, was based on information gathered by Maritz Research in a phone survey in February.  The report indicates that even if interest rates increased by as much as one-half point, 80 per cent of Canadians could tolerate the increase to their mortgage payments.

“Canada is economically strong and Canadians are financially fit and the mortgage market reflects this,” stated the Canadian Association of Accredited Mortgage Professionals.  “Our recent survey shows that mortgage holders continue to be satisfied with their current rates and could absorb a further 0.5 per cent increase, without it having a “significant impact” on their standard of living.”

At a time when the U.S. mortgage market has been shaken by defaults in the sub prime sector, CAAMP asked Canadians how aware they were of alternative products such as interest-only mortgages, longer amortization periods and no down payment mortgages. About half of consumers, 51 per cent, said they were aware. Thirty-six per cent responded positively to the alternatives, 27 per cent were negative and 31 per cent expressed a neutral view. Younger Canadians who did not own homes were most interested in these alternatives.  On the whole, the CAAMP survey shows a strong and growing Canadian mortgage market, and unlike the Americans, Canadians remain confident and optimistic about the future of this market.

With regards to mortgage renewal activity in Canada, almost one quarter of respondents (23 per cent) have yet to decide on the type of mortgage renewal, although 44 per cent of surveyed mortgage holders who expect to renew their mortgages in the coming half of 2007 will choose a five-year term.  And further indication of the health of the Canadian economy is supported by the fact that of the 4.9 million home owners in this country, almost 300,000 will not renew their mortgages (mortgages will have been paid off).

Average house prices rose by about 10 per cent in both 2004 and 2005 and a further 11 per cent in 2006. Canadians remain optimistic about housing markets. For all of Canada, only 9 per cent of consumers surveyed expressed negative opinions about the prospects for house prices in their community. When asked “Is now a good time or a bad time to buy a new home in your community?” the most positive responses were given in Atlantic Canada and Ontario. The most significant jump in positive responses was seen in British Columbia, where it moved from below national average in the fall 2005 to almost in line with the average this fall. Alberta had the most negative outlook, where many consumers considered their local housing markets over-heated.

Earlier in the Year, CAAMP stated that Canadians have every intention of keeping up the feverish pace of mortgage borrowing, adding an expected $78 billion by the end of 2007 to produce a total mortgage credit valued at $808 billion, according CAAMP. The information was gathered by Pollara in a phone survey in late September and analyzed in conjunction with CAAMP’s economist, Will Dunning.

The mortgage credit market is a big component of the Canadian economy.  Outstanding Canadian mortgage credit was valued at $687 billion, mid-2006 (compared to $617 billion, mid-2005). Canadian mortgage credit is expected to grow by 10.8 per cent in 2006 for a year end total of $730 billion. Further growth of 10.5 per cent is forecasted for 2007 for a Canadian mortgage credit of $808 billion by year end. Approval activity in 2006 will be approximately $197.6 billion (8.5 per cent higher than in 2005). For 2007, approvals are forecasted to exceed $200 billion for the first time at $204.5 billion (3.5 per cent higher than in 2006).

Residential mortgage lending in Canada is provided by a wide range of institutions. According to the September survey, chartered banks account for approximately three-fifths (59 per cent) of the outstanding residential mortgage credit. The data collected shows that NHA Mortgage Backed Securities have gained 2.0 per cent of the market in the same period.

Ontario accounted for nearly half the residential mortgage approvals in 2005, with 45 per cent of the market. British Columbia, Alberta and Quebec each accounted for more than 10 per cent of the nation’s mortgage activity. When asked if “now is a good or bad time to buy a home in your community”, Alberta and British Columbia were the only two provinces which said most definitely ‘no’ - Alberta: 70 per cent negative vs. 12 per cent positive; B.C.: 45 per cent negative vs. 25 per cent positive. The survey findings show that Canadians as a whole are exceptionally happy (or “comfortable”) with the current state of the housing market and their residential mortgages.

This information and content for Canadian Mortgage Market is the copyright content of CAAMP.ORG (as reported by the Canadian Association of Accredited Mortgage Professionals, April 16, 2007)

Basis for Current Operational Activity

In the first two quarters of 2006, we continued to execute, test and refine our business strategy of recruiting and licensing mortgage brokerage books of business across Canada and solidifying our first two real estate strategic alliances, namely: Maxwell Realty Inc. (“Maxwell”) and RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”).  In the first quarter 2006, service level agreements and strategic market licensure agreements were executed with Maxwell and RE/MAX.  Agreements with Maxwell and RE/MAX provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U.  The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing Maxwell in Alberta.

Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, mergers and acquisitions.  The Company plans to continue this relationship moving forward.

In February, 2006, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX. On June 9 th, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued.  A payment of $1,852,344 was received and promissory notes for the balance of $260,126 were executed.  Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to affiliates of RE/MAX which were converted on June 9 th, 2006, into stock at the same price as offered through the private placement ($1.00 per share).

Investors who subscribed for shares in the private placement received rights for 1 warrant priced at a 30% discount to market for each share subscribed for, executable at a rate of 25% per year and each warrant executable in a given year having a 30 day expiry following the four successive anniversary dates to the private placement closure date of June 9th.

Since launching our “Broker Channel Ownership Program” to the Canadian marketplace in the third quarter of 2005, we continue to receive early adoption to our innovative business model of equity ownership by the long term value builders within the mortgage broker community. This model, which is revolutionary to the mortgage brokerage industry, resolves the long standing mortgage broker industry issues of equity ownership, career exit strategy, agent recruitment and agent retention – allowing our mortgage broker sales channel national agent network to be established and grow rapidly.

The Broker Channel Ownership Program provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company generally based upon the future discounted cash flow margin contribution of mortgage volume origination by each exclusively contracted mortgage agent, pursuant to the execution of a stock warrant agreement.  The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is five years following execution of an exclusive agency contract with the Company.  The expected first Company stock warrants associated with this program will be executed by contracted sales mortgage agents in the fall of 2008 which might be registered and monetized in 2009 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares will be executed with the Canadian agency sales force between 2010 and 2015.  As reported in the Company's Form 8K filing on June 9, 2006, Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the next 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the company's capital structure.

This initiative was designed to provide our national sales agency network a career exit strategy for retirement and a retention strategy for team building purposes. The benefit to the company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company to benefit from Company growth related directly to their contribution.  The Company may modify this initiative from time to time in the future for new agents based upon changing market conditions and changes in the national agency sales force margin contribution to the Company.

For further clarification, details of the current model for the Broker Channel Ownership Program are summarized as follows:

1)
Recruited mortgage sales agents execute an exclusive agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor.  The mortgage agents agree to operate under the terms of the sales agreement and the mortgage broker licensure and brand of the Company and allow the Company to take typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, marketing services and stock warrants in MortgageBrokers.com Holdings, Inc.

2)
No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent's book of business.  The company does not take an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

3)
Generally, the size of potential warrant issues to a contracted sales agent or sales agent team is modeled upon a discounted cash flow valuation of the margin contribution to the Company's bottom line represented by the mortgage agent's mortgage average annual origination sales volume over a forward period and taking into account foreign exchange and the Company's cost structure. An agent or agent team are eligible to receive multiple warrant issues based on performance and pursuant to the execution of a warrant agreement.

4)
Presently, under existing formulae and by way of example to illustrate the warrant model for mortgage agents, a mortgage agent team responsible for originating $100 million in average annual mortgage volume over a five year period would be eligible to receive:

a)
USD $83,000 dollars worth of cashless (fully earned) stock warrants (“Series I Mortgage Agent Warrants”), the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00.  If the mortgage agent team's five year average annual mortgage volume is less or more than the afore-mentioned $100 million, the number of Series I Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately. The mortgage agents are not eligible to earn Series I Mortgage Agent Warrants until a minimum 5 year term sales period is completed in full, following execution of an exclusive agency sales contract with the Company.  It is expected that Series I Mortgage Agent Warrants will be granted within 6 months following the five year anniversary date of the agent's executed license agreement.  The Series I Mortgage Agent Warrants have no additional vestment period associated with them; and,

b)
Additionally, the mortgage agent or agent team would be eligible to earn USD $16,513 dollars worth of cashless (fully earned) stock warrants each year, the warrant pricing being the greater of the 20 day average closing price preceding the warrant series earnings period or USD $1.00, subject to the following vestment periods:

➢
Stock warrants earned each year in the first five year period following execution of the agent's license agreement with the Company, have a three year vestment period following the five year initial earnings period (Series II Mortgage Agent Warrants).  In summary, Series II Mortgage Agent Warrants earned in the first five years based on the agent's annual origination sales volume, are granted and exercisable following the eight year anniversary date of the agent's executed license agreement. If the mortgage agent team's annual mortgage origination sales volume is less or more than the afore-mentioned $100 million, the number of Series II Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately.

➢
Currently, stock warrants earned in year's 6 through 8 following execution of the agent's license agreement with the Company, are vested till the tenth year anniversary of the agent's executed license agreement (“Series III Mortgage Agent Warrants”). In summary, Series III Mortgage Agent Warrants earned in the year's six through eight based on the agent's annual origination sales volume, are granted and exercisable following the tenth year anniversary date of the agent's executed license agreement. If the mortgage agent team's annual mortgage origination sales volume is less or more than the afore-mentioned $100 million, the number of Series III Mortgage Agent Warrants granted to the agent or agent team is adjusted proportionately.

➢
Continued warrant series issues earned for subsequent three year periods following the Series III Mortgage Agent Warrant earnings period are similarly structured with two year vestments following the three year earning period.

➢
Warrant pricing for Series II and all following issues of Mortgage Agent Warrants is established as the twenty (`20') day average closing price of the stock preceding the commencement of the Series earning period or at the minimum value of USD $1.00, which ever is greater. For example, for Series II Mortgage Agent Warrants, the price is established as the greater of the twenty (`20') day average closing price preceding the fifth anniversary date of the agents license agreement or USD $1.00.

5)
The mortgage agents are not eligible to earn Mortgage Agent Warrants for any incomplete earnings period. It is expected that all warrants will be granted within 6 months following the relative warrant series earning period vestment period.

While the accrual and issue of stock-based compensation represents an immediate charge to the Company's bottom line at this early stage in it's growth, the Company believes that the benefits of leveraging the Company's capital structure to rapidly build a quality `book of business' far outweigh the short term expense as we build a long term, sustainably profitable partnership with our sales force whose interests are aligned with those of shareholders.

As well, through the execution of long term real estate channel strategic alliance agreements, our model has the opportunity to capture the customer experience at the very start of the mortgage purchase sales cycle and leverage long standing industry leading brands to increase origination capture and optimize revenue management opportunities with the lender community.  Our existing real estate strategic alliances established in the last two quarters of 2006 with long term service agreements amount to a $30 billion mortgage origination opportunity annually.  In the audited financial statements for 2005, we announced the signing of a letter of intent with RE/MAX, who command a real estate sales associate network of over 8,000 agents in Canada.  During the first quarter of 2006, we announced that RE/MAX and MortgageBrokers.com have executed a 10 year strategic alliance marketing, referral and revenue sharing agreement, renewable for an additional ten years, completing the relationship.

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

The RE/MAX Mortgage Solution program was launched on June 1, 2006 and the Maxwell Mortgage Solution program was launched on April 12, 2006.

It is expected that the Company will develop new revenue sources from new credit facility and insurance products delivered to the consumer through the agency sales force.  It is expected that the company will commence planning for the launch of additional products and services in the first and second quarters of 2007.  It is also expected that the company will commence planning for it's entry into the United States marketplace through 2007.

Current Activities

As at the end of the reporting period, the Company’s Canadian operating subsidiaries were registered with Provincial regulators to conduct business in Canada in the Provinces of Newfoundland, Prince Edward Island, New Brunswick, Nova Scotia, Ontario, Manitoba, Alberta and British Columbia.

Nationally, we continue to integrate our mortgage broker sales teams and loan originators.  This includes both migrating their operations and technology but also integrating new books of business they originate.  We are presently conducting due diligence and financial analysis regarding the acquisition of several candidate organizations in Canada with large national and regional books of business.  We are also currently planning our U.S. market entry and have ongoing discussions with potential acquisition candidates.

We are also carefully examining our working capital needs during this period of rapid growth and identifying new sources of investment capital.  At the present time company has several financing term sheets from few different lenders.  The company at the present time reviewing these term sheets.

Marketing Activity:

The following summarizes significant marketing activities since March 31, 2007:

1)
On July 24, 2007 Dutton Associates (“Dutton”) provided an updated coverage note for MortgageBrokers.com with a Speculative Buy rating and a $1.00 per share price target. The update report by Dutton senior analyst Richard W. West, CFA, was available at www.jmdutton.com as well as from First Call, Bloomberg, Zacks, Reuters, Knobias, and other leading financial portals.

Dutton Associates is one of the largest independent investment research firms in the U.S.  Its 31 senior analysts are primarily CFAs, and have expertise in many industries.  Dutton provides continuing analyst coverage of over 140 enrolled companies, and its research, estimates, and ratings are carried in all the major databases serving institutions and online investors.  The Company believes this report from Dutton will eventually help MortgageBrokers.com with obtaining intuitional investors and higher market awareness.  The company also expects to attend select National and regional financial market expositions later this year to increase the market's awareness of the Company's performance and stock.

2)
On May 11, 2007, Alex Haditaghi, CEO of MortgageBrokers.com was featured on Market News First (www.mn1.com) in an exclusive live interview with MN1’s Steve Kanaval.  MN1 also wrote a feature story about the Company that can be viewed on the MN1 website.  MN1 is an on-line market news provider for investors.

3)
In June, 2007, MortgageBrokers.com attended the annual CAAMP conference in Halifax, Nova Scotia. This event was attended by in excess of 500 industry insiders such as banks, lenders, mortgage brokerages and technology firms.  The Company attended this conference as an exhibitor with a Exhibition booth and had 28 regional MortgageBrokers.com mortgage brokers and three head office management staff in attendance.  This is the first year the company had any presence in Canada’s east coast at this conference. The company believes that this event was extremely successful and well received and the company made a very positive  impression on the industry.  We have generated many recruitment opportunities from our presence as well as our current broker team took advantage of the learning opportunities to further their advances towards either obtaining professional accreditation designation or receiving the continuing education credits to maintain that designation.

4)
The Company also presented at Dutton Associates’ “Recognizing Opportunity” Small Cap Conference on May 30, 2007 in San Francisco.  MortgageBrokers.com along with a select group of Dutton’s top-followed companies, updated investment professionals, hedge funds, money managers and institutional investors on business activities and growth developments.
The conference took place at The OMNI Hotel in San Francisco on Wednesday, May 30 2007. MortgageBrokers.com executives made a 30-minute presentation in the morning, followed by a short Webcast presentation (time and link at www.jmdutton.com) and a 30-minute breakout session in the afternoon.

5)	The Company through its managing partners in Ottawa had a strong presence and an Exhibition booth at the Ottawa regional Home Show in April, 2007.
6)
The Company launched it’s internal Canadian bi-monthly newsletter this quarter, “The Mortgage Chronicle”.  The newsletter provides a forum to highlight our national successes and initiatives amongst our mortgage agent network.  The newsletter will also help to reinforce our corporate culture across a wide national sales agency.

7)
In July, 2007, MortgageBrokers.com received more publicity when City TV in western Canada interviewed one of MortgageBrokers.com’s exclusive agent’s, Lance Dawson.  The television station selected Lance because of his expertise on mortgage programs for investment properties.  Mr. Dawson was also asked to comment on the Bank of Canada’s recent decision to increase the prime lending rate.  The interview will be aired in the western Canadian city’s of Calgary, Edmonton, Saskatoon and Winnipeg.

8)
We have been receiving significant marketing exposure in Atlantic Canada as our east coast network of mortgage agents test various direct to consumer media.  The East Coast Mortgage Team, out of Moncton, New Brunswick, has embarked in the first bill board campaign for our company with great success.  They continue to generate leads from this marketing source every day and feel this is a vehicle they will continue to use going forward to leverage the brand power of MortgageBrokers.com.  The Abby Road Mortgage Team out of Saint John, New Brunswick, and Elite Mortgage Team, of Eastern Ontario, continue to leverage radio as an advertising medium with numerous spots airing every week.  This gives the Company great exposure in the south western area of New Brunswick and Eastern Ontario, the benefits of which continue to grow every month.

9)
The Company currently has 15 retail branch offices.  The Company recently opened store front retail offices in the Canadian cities of Toronto, Calgary, Edmonton, Saint John, Fredericton, Truro, and Halifax market places.  The company expects the launch of these retail locations to continue.

Business Development Activity:

As at August 8, 2007, we have 275 licensed mortgage agents/ loan officers in our national origination sales force network. At the present time, the Company believes it has in excess of $3.0 billion in mortgage origination sales books of business in the agent recruitment pipeline.  Our national sales team is fast approaching 300 agents/loans officers and we expect this number to reach 400 by December 31, 2007. As of August, 2007, the company had expanded it’s brand presence through the establishment of 15 retail branch offices nationally across it’s retail mortgage agent sales agency.

The second quarter of 2007 represented one of the most active and productive quarters with regards to our recruitment of professional mortgage agents to join our national sales agency.  The Company has signed revenue licensing agreements with 49 new mortgage brokerages and independent mortgage agents between April 1st and June 30th of 2007 who will now operate exclusively under the universal domain name and brand of MortgageBrokers.com.  MortgageBrokers.com currently has 275 mortgage brokerages and independent mortgage brokers working under the MortgageBrokers.com umbrella and is receiving a record number of inquiries from prospective brokers.

During the second quarter, MortgageBrokers.com has facilitated in excess of 26 training sessions for our national network of mortgage agents to ensure that they are current with lender products and services and are utilizing best professional practices for business development and sales.

The company’s relationship with RE/MAX continued its strong growth from 2006.  As at May 10, 2007, the Company has successfully launched it's Real Estate Strategic Alliance Mortgage Solution at 43 RE/MAX franchises across Ontario and Atlantic Canada representing in excess of 35% of the RE/MAX Franchise network sales force.  This market penetration, serviced currently with more than 60 of our mortgage sales agents, provides the opportunity for the approximately captured 2600 RE/MAX sales associates to build their retirement fund at Manulife Financial through leveraging their customer relationships with mortgage referrals to the Company.  RE/MAX is Canada's leading real estate organization with CAD $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices.  The RE/MAX franchise network, now in its 33rd year of consecutive growth, is a global real estate system operating in over 62 countries.  More than 6,000 independently-owned offices engage over 114,000 member sales associates who lead the industry in professional designations, experience and production, while providing real estate services in residential, commercial, referral, relocation and asset management.

Human Resources Activity:

As we continue to expand our business model to other geographical territories, the company will continue to seek out qualified candidates to expand our management team to sustain our growth strategies.  To date the company has assembled a class act of industry veterans and retained the services of professionals outside the industry to continue to grow the company.

The Company has successfully recruited Mr. Davindra Persaud, one of its previous audit team members, as Corporate Controller.  Mr. Persaud joins MortgageBrokers.com after having spent the last 9 years working with various large and medium sized public accounting firms where he specialized in accounting, audit, tax and financial reporting for publicly traded companies listed in Canada and the United States.  As a public accountant, Mr. Persaud had the opportunity to audit and work with multi-National public companies in various industries including the financial services sector supporting them with their accounting and reporting needs.  Mr. Persaud earned his Bachelor of Arts in Economics from the University of Western Ontario in 1995 and received his Chartered Accountants license and designation from the Institute of Chartered Accountants of Ontario in 2002.  Mr. Persaud is currently in the process of obtaining his Certified Public Accountant designation in the United States.

The Company also successfully hired Sue Wong as Regional Sales Director for Toronto, Canada’s largest city.  Ms. Wong was formerly with Home Loans Canada, a subsidiary of CIBC Mortgages Inc. for the past two years, prior to which she was with Invis Inc. (now an HSBC company), for four years.

Liquidity and Capital Resources

As at June 30, 2007, we had $766,487 in cash and cash equivalents; $50,284 of referral fees held in Trust, $38,992 in prepaid expenses, $105,188 in equipment and recognized $4,842 in equipment under capital leases for a total of $965,793 in assets. Comparatively as at December 31, 2006, we had $1,238,357 in cash and cash equivalents; $30,320 of referral fees held in Trust, $78,445 in prepaid expenses, $98,571 in equipment and recognized $5,198 in equipment under capital leases for a total of $1,450,891 in assets.

The Company had $390,739 in accounts payable, $288,122 in accrued liabilities, $160,284 in loans payable to a related party, $50,284 payable in a Trust liability, $5,273 in obligations under capital leases, $141,057 in bank indebtedness related to an unsecured line of credit, and accrued liabilities of:

➢	$288,164 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$724,140 for employee stock-based compensation; and,

➢	$177,722 for stock-based compensation accrual for origination and referral services;

for a total of $2,225,785 in liabilities as at June 30, 2007.  Comparatively as at December 31, 2006, we had $407,346 in accounts payable, $213,547 in accrued liabilities, $204,868 in loans payable to a related party, $30,320 payable in a Trust Liability, $5,589 in obligations under capital leases, $98,682 in bank indebtedness related to an unsecured line of credit and accrued liabilities of:

➢	$232,082 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$813,850 for employee stock-based compensation; and,

➢	$109,134 for stock-based compensation accrual for origination and referral services;

for a total of $2,115,418 in liabilities as at December 31, 2006.

In our first six months ending June 30, 2007, the Company had revenue of $3,636,238 and operating expenses of $4,346,169 for a quarterly net loss from operations of $709,931. This quarterly operating loss is reduced to $674,971 if you exclude the non-cash charges for stock-based compensation which shows growth and that the company is tracking to profitability as compared to an operating loss of $1,130,565 in our first six months of 2006.

1.
Our reported revenue for the period suggests that we presently have an annualized book of business in excess of $3 billion based on our Revenue for the year and our recent recruitment successes of the Company.

2.
The Company is decreasing operating losses quarter over quarter and expects to reach operational profitability within 2007 or the first half of 2008 assuming our existing cost structure is maintained and our current level of recruitment growth continues.

3.
Following Q1 2006, the Company has experienced an average growth rate in top line revenue of 55% for the past 5 quarters to the end of the current reporting period as demonstrated below.  Our second quarter gross revenue results represent a 215% increase to the same period of 2006.

	Average	Q2, 2007	Q1, 2007	Q4, 2006	Q3, 2006	Q2, 2006	Q1, 2006
Revenue		$2,345,263	$1,290,975	$1,626,800	$1,306,746	$744,977	$344,758
Comparison (Quarter over Quarter)	55%	82%	-21%	24%	75%	116%
Growth (Comparative to same period last Year)		215%	274%

While the company works towards profitability in executing it's business plan, we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. There are no guarantees that we will be successful in the industry.

While the accrual and issue of stock-based compensation represents an immediate charge to the Company's bottom line at this early stage in it's growth, the Company believes that the benefits of leveraging the Company's capital structure to rapidly build a long term quality origination sales force and sales referral pipeline far outweigh the short term expense as we build a long term, sustainably profitable relationships with our mortgage brokers and strategic alliances whose interests are aligned with those of shareholders. The Company may modify these initiatives as may be determined from time to time by the Company's Board for the management of the company's capital structure, changing market conditions, changes in the company's cost structure and changes in the national agency sales force margin contribution to the Company. It is identified in the sales agency agreement that the warrant minimum exercise price will be established at USD $1.00.

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

2.
The Company received a statement of claim from Aliah Akram, a former employee, in the amount of approximately CDN $80,000 and 95,833 shares or shares equivalent claiming wrongful dismissal. The company plans to vigorously defend itself and has filed its statement of defense with the Ontario Superior Court of Justice.

 Item 2. Changes in Securities.

The Company entered into a financial public relations agreement with SmallCapVoice.com, Inc. on January 3, 2007. In consideration for such services, the Company issued 10,000 common shares of restricted stock of the Company to SmallCapVoice.com, Inc. on January 8, 2007.

There are no changes in securities for the Current Quarter.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC .

Date:	August 14, 2007	/s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director