Form 10QSB/A
period 2006-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-08-17
CIK 1222218

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
Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐      No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 18, 2006
Common Stock, $.0001 par value	35,992,470

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2006 (Restated) and December 31, 2005 (Restated)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 (Restated) and 2005 (Restated)	2

	Unaudited Condensed Consolidated Statements of Cash flows for Six Months Ended June 30, 2006 (Restated) and 2005 (Restated)	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4-16

Item 2.	Management’s Discussion and Analysis or Plan of Operations	17

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH (RESTATED) AND SIX MONTH PERIOD ENDED JUNE 30, 2006 (RESTATED)

UNAUDITED

CONTENTS

Condensed Consolidated Interim Balance Sheets	1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Interim Statements of Cash Flows	3
Notes to Condensed Consolidated Interim Financial Statements	4 - 16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
June 30, 2006 (Restated) and December 31, 2005 (Restated)
Unaudited

	(Restated, Note 3)	(Restated, Note 16)
	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,411,790	$169,093
Prepaid expense	125,303	9,888

Total Current Assets	1,537,093	178,981

Furniture and Equipment, net (note 4)	137,036	88,239

Deferred Offering Costs (note 5)	2,240	8,598

Total Assets	$1,676,369	$275,818

LIABILITIES
Current Liabilities
Bank indebtedness (note 6)	$98,549	$94,578
Accounts payable and accrued liabilities	375,055	171,596
Note payable (note 7)	-	118,160
Advances from related party (note 8)	312,122	332,865
Stock-based compensation accrual – current portion (note 9a)	25,263	-
Employee stock-based compensation accrual (note 9b)	678,364	625,911
Total Current Liabilities	1,489,353	1,343,110
Stock-based Compensation Accrual (note 9c)	33,026	-

Total Liabilities	1,522,379	1,343,110

Commitments (note 15)
STOCKHOLDERS’ EQUITY
Capital Stock (note 10)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized;
36,092,470 (2005: 33,935,000) issued and outstanding	3,599	3,394

Additional Paid-in Capital	2,128,572	760,111

Additional Paid-in Capital - Warrants (note 11)	732,605	-

Subscription for Stock	-	100,000

Subscription Receivable (note 12)	(260,126)	(630,000)

Accumulated Other Comprehensive (Loss) Income	(9,734)	3,213

Accumulated Deficit	(2,440,926)	(1,304,010)

Total Stockholders’ Equity (Deficit)	153,990	(1,067,292)

Total Liabilities and Total Stockholders’ Equity	$1,676,369	$275,818

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
Three Months and Six Months Ended June 30, 2006 (Restated) and 2005 (Restated)
Unaudited

	(Restated, Note 3)	(Restated)	(Restated, Note 3)	(Restated)
	Three Months Ended 2006	Three Months Ended 2005	Six Months Ended 2006	Six Months Ended 2005

Revenues	$744, 977	$32,470	$1,089,735	$32,470

Expenses
Stock based compensation (note 15c ii)	25,263	-	25,263	-
Employee stock-based compensation	(319,290)	154,583	52,453	154,583
Stock based compensation (note 15a, 15b, and 15c i)	11,107	-	33,026	-
Salaries and benefits	218,178	-	397,506	-
Commission and agent fees	616,212	-	842,960	-
General and administrative expenses	169,277	215,934	702,257	226,139
Occupancy costs (note 13)	38,675	-	57,995	-
Interest expense - beneficial conversion feature (note 7)	-	-	108,840	-

Total Operating Expenses	759,422	370,517	2,220,300	380,722

Loss from Operations	(14,445)	(338,047)	(1,130,565)	(348,252)

Other Expenses	(2,662)	(85)	(6,351)	(85)

Gain on Forgiveness of Debt (note 1)	-	-	-	80,425

Loss Before Income Taxes	(17,107)	(338,132)	(1,136,916)	(267,912)

Provision for income taxes (note 14)	-	-	-	-

Net Loss	(17,107)	(338,132)	(1,136,916)	(267,912)

Foreign Currency Translation Adjustment	14,384	(1,416)	9,734	(1,416)

Comprehensive Loss	$(2,723)	$(339,548)	$(1,127,182)	$(269,328)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Number of Shares
Outstanding During the Periods -
Basic and Diluted	35,200,131	32,935,000	34,612,065	20,827,144

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
Six Months Ended June 30, 2006 (Restated) and 2005 (Restated)
Unaudited

	(Restated, Note 3)	(Restated, Note 16)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,136,916)	$(267,912)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	17,397	3,875
Interest expense - beneficial conversion feature	108,840	-
Stocks issued for services	441,000	-
Employee stock-based compensation	52,453	154,583
Stock-based compensation accrual	58,289	-
Changes in assets and liabilities:
Prepaid expense	(115,415)	-
Employee receivable	-	(40,795)
Accounts payable and accrued liabilities	280,382	23,602
	-	-

Net cash used in operating activities	(293,970)	(126,647)

Cash Flows from Investing Activities
Purchase of equipment	(7,428)	(59,655)
Purchase of subsidiary	-	(8,100)

Net cash used in investing activities	(7,428)	(67,755)

Cash Flows from Financing Activities
Deferred offering costs	6,358	(7,857)
Proceeds from note payable	23,000	27,766
Increase in bank indebtedness	3,971	-
Issuance of common stock for cash	811,851	227,312
Repayment of advances from related party	(20,743)	-
Proceeds from issuance of warrants	732,605	-

Net cash provided by financing activities	1,557,042	247,221

Net Increase in Cash and Cash Equivalents	1,255,644	52,819

Foreign Exchange on Balances	(12,947)	(1,416)

Cash and Cash Equivalents - Beginning of Period	169,093	8,416

Cash and Cash Equivalents - End of Period	$1,411,790	$59,819

Supplemental Cash Flow Information
Interest paid	$4,851	$-

Income taxes paid	$-	$-

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
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

Going Concern

The Company’s condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2006, the Company incurred a loss of $1,136,916 (2005 - $267,912).

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
June 30, 2006 (Restated)
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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

3.                Restatement of Previously Issued Condensed Consolidated Interim Financial Statements

It was determined that the Company inadvertently excluded shares accrual for participants in the private placement which closed on June 9, 2006 (note 10)

It was determined that the Company inadvertently deferred offering costs relating to an offering finalized in 2005. As well as capitalizing consulting fees that should have been expensed.

It was determined that the Company inadvertently excluded warrant accruals earned by agents.

It was determined that the Company incorrectly classified a due to shareholder amount as a note payable.

Funds received by the Company where inadvertently recorded as advances from related party, when the funds actually related to capital stock and additional capital paid.

It was determined that the Company inadvertently included the value of the warrants issued in a private placement to Re/MAX affiliates and executives in additional paid-in capital.

It was determined that the Company inadvertently classified a prepaid expense as a deferred offering cost.

It was determined that the Company inadvertently recorded capital stock issuance when the capital stock was cancelled during the period ended.

It was determined that the company inadvertently excluded employee stock-based compensation accrual.

It was determined that the company inadvertently excluded the non-cash interest expense related to the beneficial conversion feature in the $100,000 and $150,000 notes payable.

The effect on the condensed consolidated interim statement of operations and comprehensive loss for the 3 months and 6 months period ended June 30, 2006 and the condensed consolidated interim balance sheet, for the 6 month period ended June 30, 2006 is as follows:

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

3.           Restatement of Previously Issued Condensed Consolidated Interim Financial Statements (Continued)

	As Previously Reported	Change	Restated
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 3 months ended June 30, 2006
Stock based compensation (a)	$-	$25,263	$25,263
Stock based compensation (c)	$-	$11,107	$11,107
General and administrative expenses (b)	$164,859	$4,418	$169,277
Employee stock-based compensation (i)	$-	$(319,290)	$(319,290)
Net loss	$(295,609)	$278,502	$(17,107)

Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 6 months ended June 30, 2006
Stock based compensation (a)	$-	$25,263	$25,263
Stock based compensation (c)	$-	$33,026	$33,026
General and administrative expenses (b)	$697,839	$4,418	$702,257
Employee stock-based compensation (i)	$-	$52,453	$52,453
Interest expense – beneficial conversion feature (j)	$-	$108,840	$108,840
Net loss	$(906,565)	$(224,000)	$(1,130,565)

Condensed Consolidated Interim Balance Sheet
Prepaid expense (g)	$100,303	$25,000	$125,303
Deferred offering costs (b), (g)	$44,818	$(42,578)	$2,240
Note payable (d)	$7,500	$(7,500)	$-
Advances from related party (d), (e)	$320,283	$(8,161)	$312,122
Capital stock (h)	$3,555	$44	$3,599
Additional paid in capital (e), (f), (h)	$3,223,644	$(1,095,072)	$2,128,572
Stock-based compensation accrual – current portion (a)	$-	$25,263	$25,263
Employee stock-based compensation accrual (i)	$-	$678,364	$678,364
Stock-based compensation accrual (c)	$-	$33,026	$33,026
Additional paid in capital - Warrants (f)	$-	$732,605	$732,605
Subscription receivable (h)	$(760,126)	$500,000	$(260,126)
Accumulated deficit	$(1,573,322)	$(867,604)	$(2,440,926)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

4.           Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2006	Net Book Value 2005
Furniture and equipment	$110,572	$17,147	$93,425	$58,442
Computer equipment	19,851	3,626	16,225	4,144
Computer software (see below)	26,207	3,940	22,267	25,141
Leasehold improvements	5,688	569	5,119	512

	$162,318	$25,282	$137,036	$88,239

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

5.           Deferred Offering Costs

Deferred offering costs were recorded in 2005 for a securities offering and were mainly for legal expenses and these offerings are as follows:

1,000,000 common shares of the Company’s common stock were offered to Mercatus Funding Partners, LLP a price of $0.63 per share on November 1, 2005. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

6.           Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit with a limit of $134,385. The line of credit bears interest at Royal Bank of Canada’s prime plus 0.5%, is unsecured and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

7.             Note Payable

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

The note is non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually. As of June 30, 2006, there was no accrued interest.

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

During the first quarter of 2006, the Company issued an unsecured convertible note to Glen Ellen Properties Inc. ("Glen Ellen"). The $100,000 note payable was due on demand and was non-interest bearing until such time as the note becomes due at which point it will begin to bear interest at 10% per annum, calculated and compounded annually.

During the second quarter 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX and Glen Ellen, at a price per share of $1.00 for an aggregate offering price of $2,112,470.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

8.             Advances From Related Party

During the period, a shareholder/officer of the Company advanced $312,122 (December 31, 2005 $332,865) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

9.             Stock-based Compensation Accrual

The Company has accrued expenses for stock based compensation:

a)    As of June 30, 2006, the Company accrued a stock based compensation expense for 26,044 common shares at a price of $0.97 per share for a total of $25,263 to the parties referred to in note 15 c(ii).

b)  As of June 30, 2006, the Company accrued a stock based compensation expense of $678,364 under its Equity Compensation Plan referred to in note 10.

c)    As of June 30, 2006, the Company accrued a stock based compensation expense for 34,047 common shares at a price of $0.97 per share for a total of $33,026 to the parties referred to in note 15a, 15b, and 15c.

10.           Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2006.

Common Stock

In February 2003, the Company issued 2,400 shares of common stock to founders of the Company, for cash proceeds of $105 or $0.04 per share. Immediately following the issuance, the shareholders approved a 437.5:1 forward stock split to its outstanding common stock. The stock split has been retroactively reflected in the accompanying consolidated interim financial statements.

In 2004 and 2003, the Company issued 424,000 and 455,000 shares of common stock to various individuals for cash proceeds of $42,400 and $45,500 or $0.10 per share, respectively.

On March 11, 2005, the Company declared a 15:1 forward stock split, resulting in 28,935,000 shares outstanding with a par value of $.0001. The stock split has been retroactively reflected in the accompanying consolidated interim financial statements.

On March 21, 2005, pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com Inc. (a Delaware company with an Ontario, Canada subsidiary corporation owned by the majority shareholder and officer of the Company), the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return, the Company issued 4,000,000 shares of common stock at par value of $0.0001 to the sole shareholder of Mortgagebrokers.com, Inc. The Company accounted for the exchange as a transaction between entities under common control and recognized the transfers at their carrying amounts at the date of transfer.

Pursuant to a stock purchase agreement dated October 24, 2005, on November 11, 2005 1,000,000 restricted shares of common stock were issued for cash consideration of $0.63 per share or 45% of the market value on the time of free trading securities of the Company.

On September 15, 2005, Elliot Sud subscribed for 100,000 shares of Common stock at $1 per share. Payment for the subscription was received on September 15, 2006 ($84,340) and on November 10, 2006 ($15,560). The shares were approved by the Company for issuance on November 8, 2005 and were issued on March 14, 2006.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

10.          Capital Stock (Continued)

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of June 30, 2006, no options had been granted under this plan.

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

On March 14, 2006, the Company issued 50,000 common shares at a price of $1.80 per share for total amount of $90,000 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arms length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets.

On March 14, 2006 the Company issued 50,000 common shares at a price of $1.80 per share for total amount of $90,000 to Mr. Elliot Sud based on the execution of advisory services.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

10.          Capital Stock (Continued)

On March 14, 2006, the Company issued 50,000 common shares to each of Ms. Sharon Oakes and Mr. Ron Stanners for certain office equipment, cash, the proceeds from work in progress and office supplies acquired valued at $58,801 from Lending Source Canada Inc.

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

On March 14, 2006, the Company issued 15,000 common shares at a price of $1.80 per share for a total amount of $27,000 to Mr. Atilio Lombardi pursuant to the provision of information systems and technology services.

On April 25, 2006, the Company issued 500,000 common shares to Lendiem Corporation (a related party to Trisan Corporation) and Vito Galloro. These shares were issued by mistake and the company is working on cancelling these shares.

11.           Additional Paid-in Capital - Warrants

During June 2006, RE/MAX purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 10). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the Offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.

12.           Subscription Receivable

On October 24, 2005, the Company approved the issuance of 1,000,000 shares of restricted common stock for a total of $630,000 pursuant to a Stock Purchase Agreement with Mercatus Funding Partners, LLP. The Company has the right to demand recall of the shares, and such shares shall be transmitted back to the Company within ten (10) business days of the demand.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

13.          Occupancy Costs – Related Party

On February 1, 2005, the Company agreed to sublease, on a month to month basis, the office previously occupied by a company under common control.  All lease payments was paid directly to the lessor, who is an arms length party.

14.           Income Taxes

The Company has paid no federal or state income taxes. As of June 30, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $2,143,218 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at June 30, 2006 and 2005 are as follows:

	(Restated) Six Months	(Restated) Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
Deferred Income Tax Assets:
Operating loss carry forward	$579,453	$230,554
Valuation allowance	(579,453)	(230,554)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	(Restated) June 30,	(Restated) June 30,
	2006	2005

Deferred Tax Provision:

Benefit at Federal statutory rate (34%)	$309,734	$65,847
Change in Valuation allowance	(309,734)	(65,847)

Provision for income taxes	$-	$-

Current Tax Provision
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
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

As of June 30, 2006, the Company has entered into agreements with the following parties:

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
June 30, 2006 (Restated)
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

d)	The Company has signed lease agreements for their various locations for their occupancy space. Committed future payments are as follows:

2006	$10,327
2007	$6,885

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2006 (Restated)
Unaudited

16.           Comparative Figures

Certain figures for the prior period have been restated and reclassified to conform with the current period’s financial statement presentation.  Please see December 31, 2006 year end filing for details of the restated balance sheet items.

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

Reason for Restatement

We have restated this financial report primarily to account for the accrual of stock-based compensation as follows:

1.
In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time (“stock-based compensation”).

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

2.
Pursuant to a long term licensing agreements the Company is committed to issuing to real estate strategic alliances in Canada, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume.

While the accrual and issue of stock-based compensation represents an immediate charge to the Company's bottom line at this early stage in it's growth, the Company believes that the benefits of leveraging the Company's capital structure to rapidly build a long term quality origination sales referral pipeline far outweigh the short term expense as we build a long term, sustainably profitable partnership with our market partners whose interests are aligned with those of our shareholders.

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

Organization

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

Nature of Business and Planned Operations

The planned operations of the Company consist of becoming a financial services company centered around mortgage finance and mortgage brokerage in Canada, the United States and the European Union ("E.U."). Operations are presently only conducted in Canada through the Company's subsidiaries Mortgagebrokers.com, Inc. (Ontario corporation) and MortgageBrokers.com Financial Group of Companies Inc. (Canadian federal corporation) under which we are presently expanding our mortgage broker licensure and associated operations across Canada.

The present primary focus of the Company's mortgage origination operations entail establishing a national agency sales force to service the borrowing and refinancing needs of individual home buyers. The national agency sales force are independent contractors operating under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams.

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

We began to establish book keeping practices in mid 2005 to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit centre sales channels, namely: the mortgage broker sales channel – a national network of fully commissioned mortgage broker agent teams operating store front retail branch locations; and, the real estate sales channel – servicing strategic real estate lead referrals regionally supported with our network of mortgage agents.

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

In the first two quarters of 2006, we have continued to execute, test and refine our business strategy of recruiting and licensing mortgage brokerage books of business across Canada and solidifying our first two real estate strategic alliances, namely: Maxwell Realty Inc. (“Maxwell”) and RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”).  In the first quarter 2006, service level agreements and strategic market licensure agreements were executed with Maxwell and RE/MAX.  Agreements with Maxwell and RE/MAX provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U. The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing our real estate strategic alliance partner, Maxwell Realty Inc. in Alberta.

Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, mergers and acquisitions.

In February, 2006, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX. On June 9 th, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344 was received and promissory notes for the balance of $260,126 were executed. Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to affiliates of RE/MAX. which were convertible to stock at the same price as offered through the private placement ($1.00 per share).  These notes were converted to shares on June 9, 2006.  Investors who subscribed for shares in the private placement received rights for 1 warrant priced at a 30% discount to market for each share subscribed for, executable at a rate of 25% per year and each warrant executable in a given year having a 30 day expiry following the 4 successive anniversary dates to the private placement closure date of June 9th.

Operational Activity

Since launching our “Broker Channel Ownership Program” to the Canadian marketplace in the third quarter of 2005, we continue to receive early adoption to our innovative business model of equity ownership by the long term value builders within the mortgage broker community. This model, which is revolutionary to the mortgage brokerage industry, resolves the long standing mortgage broker industry issues of equity ownership, career exit strategy, agent recruitment and agent retention – allowing our mortgage broker sales channel national agent network to be established and grow rapidly. As well, through the establishment of long term real estate channel strategic alliance agreements, our model has the opportunity to capture the customer experience at the very start of the mortgage purchase sales cycle and leverage long standing industry leading brands to increase origination capture and optimize revenue management opportunities with the lender community.

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

Since our launch, our competitors have responded by raising their compensation models in an attempt to retain their brokers with the guarantee of short term transaction-based income rewards and others have attempted to block our real estate alliances with little success. We believe these responses from our competitors, who are long standing market leaders, are an encouraging sign that they take our model seriously and when combined with the establishment of our strategic market alliances, are a validation that our business model is indeed unique and difficult to match. In partial acknowledgement of these competitive responses and in consideration of feedback from our mortgage broker sales channel, we have raised our transaction-based compensation model to reflect the average payout for the industry.

After signing a 10 year licensing agreement with RE/MAX in January 2006, we began to shore up our strength in Atlantic Canada by beginning the process for acquiring provincial regulatory approval to conduct business in each Atlantic province. By the end of the first quarter 2006, we had regulatory approval to conduct business in Ontario, Alberta, Saskatchewan, New Brunswick and Prince Edward Island. We received our regulatory approval for Province of Nova Scotia in July 2006.  Our licensure application is currently being processed for the Province of Newfoundland and Labrador – a major step towards becoming a coast-to-coast-to-coast mortgage originator.

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

The RE/MAX Mortgage Solution program was launched on June 1, 2006 and the Maxwell Mortgage Solution program was launched on April 12, 2007.

In recognition of the value driven by the RE/MAX Franchisee broker/owner network, on May 25, 2006, an amendment of the RE/MAX 10 year strategic alliance licensing agreement (dated January 30, 2006) was executed to reflect this value of brand building, access and influence over its network of Sales Associates, and local market presence. This change to the licensing agreement is a reflection of our evolving relationship and focus on creating a break-through solution to both the real estate and mortgage brokerage industry. In addition, we have recently begun executing a Service Level Agreement with each RE/MAX Franchisee which is the next step towards launching this program.

In the latter half of 2005, we commenced discussions with the owners of Maxwell for the purchase of the assets of their "in-house" mortgage broker company, Lending Source Canada Inc. We granted one of our exclusively contracted mortgage broker teams the right to acquire the Lending Source assets on an earn-out basis and, using the acquired assets, to build our brand presence throughout Alberta and to service Maxwell. The parties subsequently decided to terminate their relationship, and in the first quarter of 2006, we completed the Lending Source asset acquisition directly with the owners of Maxwell. We settled this matter with our former mortgage agent for CDN $30.000. A mutual release was signed by both parties. We also executed a three year service licensing agreement with Maxwell, one of the largest independent franchised real estate companies in Alberta, Canada. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across the country. We have already begun the launch of our model with early success and service exclusivity at two Maxwell offices in Calgary, Alberta.

On October 24th, 2005, we approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to be paid to the company in December, 2005. On June 18, 2006, we sent a Board of Directors resolution informing Mercatus of MortgageBrokers.com decision to cancel this transaction and request the 1,000,000 back. On August 16, 2006, MortgageBrokers.com had received correspondent from Mercatus’s attorneys that they will return the shares within next 10 business days.

Marketing Activity

Through the licensing agreements with RE/MAX and Maxwell, we believe that the company’s industry and consumer marketing activity will substantively increase.  This will likely occur on a broader scale in print, television, radio, point of sale displays and on-line as well as through joint marketing initiatives in local real estate offices and communities.  Mortgage origination is closely tied to the real estate transaction and these local alliances are an important factor in brand recognition.

In July 2006, leveraging RE/MAX market relationships, the MortgageBrokers.com relationship with RE/MAX in Canada was launched with an insert in the National Post newspaper.

On July 31, 2006, Kathy Bevan of REM (Real Estate Magazine) published a ½ page story on RE/MAX and its partnership with MortgageBrokers.com.  The story, which was featured in REM’s August issue, discussed how RE/MAX identified their relationship with MortgageBrokers.com as revolutionary in their industry and that it would significantly benefit their agent sales force and their customers.

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

Business Development Activity

As of August 17, 2006th, we had 126 licensed mortgage agents/ loan officers in our national origination sales force network.  At the present time, the Company believes it has in excess of $1.60 billion in mortgage origination books of business in the agent recruitment pipeline.  We continue to strive towards our 2006 goal of having $2 billion in mortgage broker agent books-of-business recruited and licensed to operate under our brand and $1 billion in funded mortgage origination volume in our fiscal year 2006.

Commitments by the company to issue shares associated with agent recruitment signing bonuses and mortgage agent long term licensing agreements are non dilutive to shareholders for the first 4,000,000 shares issued for these purposes, since they are in an all-stock transaction through shares which are beneficially owned by the Chairman and CEO of MortgageBrokers.com, Alex Haditaghi, thereby ensuring that no dilution to the remaining shareholders takes place associated with this growth (see Form 8K filing on June 14, 2006). It is expected that as much as CDN $5 billion in mortgage origination volume maybe recruited through this initiative that is non-dilutive with existing shareholders.

As of August, 2006 the company had executed new contracts with 47 mortgage agents in our first two quarters of 2006 growing our national retail branch team network to 10 new managing partners, each managing a regional team of loan originators and extending our national network of retail branch offices.

Human Resources Activity

MortgageBrokers.com continued to develop its human resources in the second quarter, 2006. The company has identified its needs for the coming year and the best candidates to fill these positions to create the best possible management team in Canada.  As of August 17, 2006, the company has had several serious meetings with interested candidates.  Most of these individuals work for major banks or competitor mortgage broker companies across Canada.  The company expects to make announcements regarding significant expansions to it’s management team by the end of the third quarter, 2006.

Liquidity and Capital Resources

As at June 30, 2006, we had $1,411,790 in cash; $125,303 in prepaid expenses; and $137,036 in furniture and equipment and a total of $1,676,369 in assets.  Comparatively as at December 31, 2005, we had $169,093 in cash and a total of $275,818 in total assets.  The Company had $375,055 in accounts payable and accrued liabilities and $312,122 in loans payable to a related party, $98,549 in bank indebtedness related to an unsecured line of credit and accrued liabilities of:

➢	$25,263 for short term stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$678,364 for employee stock based compensation; and,

➢	$33,026 for stock-based compensation accrual for origination referral services;

for a total of $1,522,379 in liabilities as at June 30, 2006.  Comparatively as at December 31, 2005, we had $171,596 in accounts payable and accrued liabilities and $332,865 in loans payable to a related party, $118,160 in unsecured convertible notes payable, $94,578 in bank indebtedness related to an unsecured line of credit and employee stock based compensation accrual of $625,911 for a total of $1,343,110 in liabilities.

While the company works towards profitability in executing its business plan, we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses.  There are no guarantees that we will be successful in the industry.

We issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. On June 9th, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344.00 was received and promissory notes for the balance of $260,126 were executed.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

On April 25, 2006, the Company issued 500,000 common shares to Lendiem Corporation (a related party to Trisan Corporation) and Vito Galloro. These shares were issued by mistake and the company is working on cancelling these shares.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received & promissory notes were executed for balance of $260,126.

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

(c) Description of Subsidiaries of MortgageBrokers.com Holdings, Inc.:

In accordance to Item 601 (b)(21) of Regulation s-B:

MortgageBrokers.com Inc.
Ontario Provincial Corporation: Ontario Corporation Number 1645394
Incorporated January 19, 2005
Ownership:
Class A Shares (Ownership shares): 100 % owned by MortgageBrokers.com Holdings inc.
Class B Shares (Voting): 75% Owned by Alex Haditaghi to comply with Canadian Provincial Mortgage Broker Acts.

MortgageBrokers.com Financial Group of Company Inc.
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

MortgageBrokers.com Holdings, Inc.

August 17, 2007	By: /s/Alex Haditaghi
Alex Haditaghi, President, Secretary and Director