Form 10QSB/A
period 2006-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-08-17
CIK 1222218

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

Class	Outstanding at November 18, 2006
Common Stock, $.0001 par value	35,992,470

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2006 (Restated) and December 31, 2005 (Restated)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 (Restated)	2

	Unaudited Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2006 and 2005 (Restated)	3

	Notes Unaudited to Condensed Consolidated Financial Statements	4-16

Item 2.	Management’s Discussion and Analysis or Plan of Operations	17

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures

ITEM 1. FINANCIAL INFORMATION

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

i

 MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 (RESTATED) AND 2005 (RESTATED)

UNAUDITED

CONTENTS

Condensed Consolidated Interim Balance Sheets	1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Interim Statements of Cash Flows	3
Notes to Condensed Consolidated Interim Financial Statements	4 - 13

ii

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Balance Sheets
September 30, 2006 (Restated) and December 31, 2005 (Restated)
Unaudited
	(Restated, Note 3)	(Restated, Note 15)
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$1,338,451	$169,093
Referral fees held in trust	10,863	-
Prepaid expense	62,170	9,888

Total Current Assets	1,411,484	178,981

Furniture and Equipment, net (note 4)	128,131	88,239

Deferred Offering Costs, net	-	8,598

Total Assets	$1,539,615	$275,818

LIABILITIES
Current Liabilities
Bank indebtedness (note 5)	$103,001	$94,578
Trust liability	10,863	-
Accounts payable	139,681	84,767
Accrued liabilities	316,090	86,829
Notes payable (note 6)	-	118,160
Advances from related party (note 7)	243,610	332,865
Stock-based compensation accrual – current portion (note 8a)	85,360	-
Employee stock-based compensation accrual (note 8b)	456,212	625,911

Total Current Liabilities	1,354,817	1,343,110
Stock-based Compensation Accrual (note 8c)	36,458	-

Total Liabilities	1,391,275	1,343,110

Commitments (note 14)
STOCKHOLDERS’ EQUITY
Capital Stock (note 9)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized;
35,992,470 (2005: 33,935,000) issued and outstanding	3,599	3,394

Additional Paid-in Capital	2,128,557	760,111

Additional Paid-in Capital - Warrants (note 10)	732,605	-

Subscription for Stock	-	100,000

Subscription Receivable (note 11)	(242,301)	(630,000)

Accumulated Other Comprehensive (Loss) Income	(63,470)	3,213

Accumulated Deficit	(2,410,650)	(1,304,010)

Total Stockholders’ Equity (Deficit)	148,341	(1,067,292)

Total Liabilities and Stockholders’ Equity	$1,539,615	$275,818

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three Month and Nine Month Periods Ended September 30, 2006 (Restated) and 2005 (Restated)
Unaudited

	(Restated, Note 3)	(Restated)	(Restated, Note 3)	(Restated)
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenues	$1,306,746	$86,711	$2,396,481	$119,181

Expenses
Commission and agent fees	962,124	-	1,805,084	-
General and administrative expenses	245,114	203,784	947,371	329,542
Salaries and benefits	198,800	-	596,306	100,381
Stock based compensation (note 14c ii)	60,097	-	85,360	-
Stock based compensation (note 14a, 14b, and 14c i)	3,432	-	36,458	-
Employee stock-based compensation (note 8b)	(222,153)	310,479	(169,700)	465,062
Occupancy costs (note 12)	27,236	-	85,231	-
Interest expense - beneficial conversion feature (note 6)	-	-	108,840	-

Total Operating Expenses	1,274,650	514,263	3,494,950	894,985

Income (Loss) from Operations	32,096	(427,552)	(1,098,469)	(775,804)

Other Expenses	(1,820)	(388)	(8,171)	(473)

Income (Loss) Before the Undernoted	30,276	(427,940)	(1,106,640)	(776,277)

Gain on extinguisment of debt	-	-	-	80,425

Income (Loss) Before Income Taxes	30,276	(427,940)	(1,106,640)	(695,852)

Provision for income taxes (note 13)	-	-	-	-

Net Income (Loss)	30,276	(427,940)	(1,106,640)	(695,852)

Foreign Currency Translation Adjustment	(73,204)	21,752	(63,470)	20,336

Total Comprehensive Loss	$(42,928)	$(406,188)	$(1,170,110)	$(675,516)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares
outstanding during the periods -
basic and diluted	35,992,470	32,935,000	35,067,052	26,964,003

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2006 (Restated) and 2005 (Restated)
Unaudited

	(Restated, Note 3)	(Restated)
	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,106,640)	$(695,852)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	26,225	3,912
Gain on forgiveness of debt	-	(80,425)
Interest expense - beneficial conversion feature	108,840	-
Stocks issued for services	441,000	-
Employee stock-based compensation	(169,700)	465,062
Stock-based compensation accrual	121,818	-

Changes in non-cash working capital:
Referral fees held in trust	(10,863)	-
Prepaid expense	(52,282)	(4,314)
Loan receivable	-	(31,452)
Accounts payable and accrued liabilities	361,098	211,828
Trust liability	10,863	-

Net Cash Used in Operating Activities	(269,641)	(131,241)

Cash Flows from Investing Activities
Purchase of furniture and equipment	(7,316)	(94,085)
Investment	-	(8,000)

Net Cash Used in Investing Activities	(7,316)	(102,085)

Cash Flows from Financing Activities
Deferred offering costs	8,598	-
Proceeds from notes payable	23,000	60,387
Issuance of common stock for cash	829,627	212,476
Repayment of advances from related party	(89,255)	-
Proceeds from issuance of warrants	732,605	-
Proceeds from bank indebtedness	8,423	-

Net Cash Provided by Financing Activities	1,512,998	272,863

Net Increase in Cash	1,236,041	39,537
Effect of Foreign Exchange Rate Changes	(66,683)	20,336
Cash - beginning of period	169,093	8,416

Cash - end of period	$1,338,451	$68,289

Supplemental Cash Flow Information
Interest paid	$5,315	$-

Income taxes paid	$-	$-

(The accompanying notes are integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
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

Change of Control

On January 31, 2005, the Company’s majority shareholder, Alex Haditaghi, purchased 1,510,000 common stock from three shareholders of Magna Data Inc. for cash consideration ($692,813) in an arms length transaction. This share purchase represented approximately 78% of MagnaData’s common shares outstanding at the time of the transaction, based on the company’s December, 2004, Form 10-KSB. On February 11, 2005 MagnaData Inc.’s name was changed to MortgageBrokers.com Holdings, Inc.

As part of the sale, $74,727 of the Company’s debt was forgiven by a third party and $5,698 of the Company’s debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.

Going Concern

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2006, the Company incurred a loss of $1,106,640 (2005 - $695,852).

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
September 30, 2006 (Restated)
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

In September 2006, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.
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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

2.                  Summary of Significant Accounting Policies (continued)

d)	Recent Accounting Pronouncements (continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 "Employers' Accounting for Pensions". SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

3.	Restatement of Previously Issued Condensed Consolidated Interim Financial Statements

a)	It was determined that the Company inadvertently excluded warrants accrued for mortgage agent sales and associated referrals from strategic alliance partners in the third quarter.

b)	It was determined that the Company inadvertently deferred offering costs finalized in the second quarter.

c)	The Company inadvertently recorded as cash, the funds that related to payable referral fees held in trust.

d)	It was determined that the Company inadvertently classified a prepaid amount as additional paid in capital.

e)	It was determined that the Company incorrectly classified a due to shareholder amount as a note payable.

f)	Funds received by the Company where inadvertently recorded as advances from related party when the funds actually related to capital stock and additional capital paid.

g)	It was determined that the Company inadvertently excluded warrants granted in a private placement the company closed on June 12, 2006.

h)	It was determined that the company inadvertently excluded employee stock-based compensation accrual.

i)	It was determined that the company inadvertently excluded the non-cash interest expense related to the beneficial conversion feature in the $100,000 and $150,000 notes payable.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

3.            Restatement of Previously Issued Condensed Consolidated Interim Financial Statements (continued)

The effect on the condensed consolidated interim balance sheet and condensed consolidated interim statement of operations for the 3 months and 9 months period ended September 30, 2006 is as follows:
	As Previously Reported	Change	Restated
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 3 months ended September 30, 2006
Stock based compensation (g)	$-	$60,097	$60,097
Stock based compensation (a)	$-	$3,432	$3,432
Employee stock based compensation (h)	$-	$(222,153)	$(222,153)
General and administrative expenses (b)	$264,811	$(19,697)	$245,114
Net loss	$(148,049)	$178,325	$30,276
Foreign currency translation adjustment	$(64,675)	$(8,529)	$(73,204)

Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 9 months ended September 30, 2006
Stock based compensation (g)	$-	$85,360	$85,360
Stock based compensation (a)	$-	$36,458	$36,458
Employee stock based compensation (h)		$(169,700)	(169,700)
General and administrative expenses (b)	$960,202	$(12,831)	$947,371
Interest expense – beneficial conversion feature (i)	$-	$108,840	$108,840
Net loss	$(1,058,517)	$(48,123)	$(1,106,640)
Foreign currency translation adjustment	$(66,402)	$(2,932)	$(63,470)

Condensed Consolidated Interim Balance Sheet
Cash and cash equivalence(c)	$1,349,303	$(10,852)	$1,338,451
Referral fees held in trust (c)	$-	$10,863	$10,863
Prepaid expenses (d)	$37,170	$25,000	$62,170
Note payable (e)	$18,360	$(18,360)	$-
Trust liability (c)	$-	$10,863	$10,863
Advances from related party (e), (f)	$251,774	$(8,164)	$243,610
Stock-based compensation accrual – current portion (g)	$-	$85,360	$85,360
Employee stock-based compensation accrual (h)	$-	$456,212	$456,212
Stock-based compensation accrual (a)	$-	$36,458	$36,458
Additional paid-in capital (a), (d), (f), (g)	$2,698,600	$(570,042)	$2,128,558
Additional paid-in capital - warrants (g)	$-	$732,605	$732,605
Deficit	$(1,718,923)	$(691,727)	$(2,410,650)
Accumulated other comprehensive loss	$(55,274)	$(8,196)	$(63,470)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

4.          Furniture and Equipment, net

	Cost	Accumulated Depreciation	September 30, 2006 Net Book Value 2006	December 31, 2005 Net Book Value 2005

Furniture and equipment	$110,542	$22,331	$88,211	$58,442
Computer equipment	19,846	5,056	14,790	29,285
Computer software (see below)	26,200	5,903	20,297	-
Leasehold improvements	5,688	855	4,833	512

	$162,276	$34,145	$128,131	$88,239

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

On November 22, 2005, the Company obtained a line of credit with a limit of $134,348. The line of credit bears interest at Royal Bank of Canada’s prime rate plus 0.5%, is unsecured and due on demand.

6.           Note Payable

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
September 30, 2006 (Restated)
Unaudited

6.           Note Payable (continued)

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

7.           Advances from Related Party

As of September 30, 2006, a stockholder/officer of the Company had advanced $243,610 (December 31, 2005 - $332,865) to the Company to fund its working capital. The advances are unsecured, due on demand and are non-interest bearing.

8.           Stock-based Compensation Accrual

The Company has accrued expenses for stock based compensation:

a)    As of September 30, 2006, the Company accrued a stock based compensation expense for 158,074 common shares at a price of $0.54 per share for a total of $85,360 to the parties referred to in note 14 c(ii).

b)    As of September 30, 2006, the Company accrued a stock based compensation expense of $456,212 under its Equity Compensation Plan referred to in note 9.

c)    As of September 30, 2006, the Company accrued a stock based compensation expense for 67,515 common shares at a price of $0.54 per share for a total of $36,458 to the parties referred to in note 14a, 14b, and 14c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

9.             Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2006.

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

On March 21, 2005, pursuant to a stock purchase agreement and a share exchange between the Company and Mortgagebrokers.com Inc. (a Deleware company with an Ontario, Canada subsidiary corporation owned by the majority shareholder and officer of the Company), the Company received all of the outstanding shares of common stock of Mortgagebrokers.com, Inc. In return, the Company issued 4,000,000 shares of common stock at par value of $0.0001 to the sole shareholder of Mortgagebrokers.com, Inc. The Company accounted for the exchange as a transaction between entities under common control and recognized the transfers at their carrying amounts at the date of transfer.

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

i)
the purchaser received a warrant to further purchase up to the total number shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

ii
further, on the anniversary date of the private placement closure, the company has agreed to issue a number of shares equal to 25% of the number of common shares purchased through the private placement for ten consecutive anniversary dates. The receipt of such shares is dependant on the execution and maintenance in good standing of the terms of a service level agreement for the ten year period. The service level agreement includes the provisions of marketing, servicing, and promotional services.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

9.                 Capital Stock (continued)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. This plan allows the Company to issue up to 1,300,000 shares of common stock through stock options, restricted stock or stock awards. As of March 31, 2006, no options had been granted under this plan.

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the Company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered.  This plan is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as to incent service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and sales channel partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of common shares reserved for issuance under the Service Plan is 5,000,000, the adequacy of which will be evaluated annually.

Non-Monetary Transactions

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

On March 14, 2006, the Company issued 50,000 common shares at a price of $1.80 per share for a total amount of $90,000 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arms length third party consultant. No cash consideration was exchanged in this transaction. vFinance Inc. provided advisory services with respect to the review of financing term sheets.

On March 14, 2006 the Company issued 50,000 common shares at a price of $1.80 per share for a total amount of $90,000 to Mr. Elliot Sud based on the execution of advisory services.

On March 14, 2006, the Company issued 50,000 common shares to each of Ms. Sharon Oakes and Mr. Ron Stanners for certain office equipment, cash, the proceeds from work in progress and office supplies with an acquired valued at $58,801 from Lending Source Canada Inc.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

10.              Additional Paid in Capital - Warrants

During June 2006, RE/MAX purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 9). Each unit consisted of one common share and one common share purchase warrant. The warrant provided the holder the ability to purchase shares at an exercise price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the Offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.

11.              Subscription Receivable

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

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including Re/Max, its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. As of September 30, 2006, payment of $1,870,169 (including conversion of notes payable totaling $250,000) was received and promissory notes were executed for balance of $242,301. The promissory notes, majority of which are due on December 29, 2006, are unsecured and non-interest bearing.

12.              Occupancy Costs

On February 1, 2005, the Company agreed to sublease, on a month to month basis, the office previously occupied by a company under common control.  All lease payments was paid directly to the lessor, who is an arms length party.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

13.           Income Taxes

The Company has paid no federal or state income taxes. As of September 30, 2006, the Company had net operating loss carry forwards for federal income tax reporting purposes of $1,832,620 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at September 30, 2006 and 2005 are as follows:

	(Restated) Nine Months	(Restated) Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Deferred Income Tax Assets:
Operating loss carry forward	$623,091	$133,014
Valuation allowance	(623,091)	(133,014)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	(Restated) September 30,	(Restated) September 30,
	2006	2005

Deferred Tax Provision:

Benefit at Federal statutory rate (34%)	$406,182	$32,541
Change in Valuation allowance	(406,182)	(32,541)

Provision for income taxes	$-	$-

Current Tax Provision
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

14.           Commitments

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

As of September 30, 2006, the Company has entered into agreements with the following parties:

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
September 30, 2006 (Restated)
Unaudited

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

d)	The Company has signed lease agreements for their various locations for their occupancy space. Committed future payments are as follows:

2006	$14,110

2007	$22,017

2008	$15,132

2009	$7,566

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2006 (Restated)
Unaudited

15.               Comparative Figures

Certain figures for the prior period have been restated and reclassified to conform with the current period's condensed consolidated interim financial statement presentation.  Please see December 31, 2006 year end filing for details of the restated balance sheet items.

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

The present primary focus of the Company's mortgage origination operations entail establishing a national agency sales force to service the borrowing and refinancing needs of individual home buyers. The national agency sales force are independent contractors operating under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams through leveraging the value of our stock ownership program. The primary services that the Company's subsidiaries provide to our national agency sales network is mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agents transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

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

Basis for Operational Activity

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

In the latter half of 2005, we commenced discussions with the owners of Maxwell for the purchase of the assets of their "in-house" mortgage broker company, Lending Source Canada Inc. We granted one of our exclusively contracted mortgage broker teams the right to acquire the Lending Source assets on an earn-out basis and, using the acquired assets, to build our brand presence throughout Alberta and to service Maxwell. The parties subsequently decided to terminate their relationship, and in the first quarter of 2006, we completed the Lending Source asset acquisition directly with the owners of Maxwell. We settled this matter with our former mortgage agent for CDN $30,000. A mutual release was signed by both parties. We also executed a three year service licensing agreement with Maxwell, one of the largest independent franchised real estate companies in Alberta, Canada. Maxwell is a growing organization of more than 650 real estate professionals since its launch in September 1999 and currently has 23 franchised offices throughout Alberta and British Columbia. Maxwell was an important strategic partner for MortgageBrokers.com who wanted to ensure that its compelling and sustainable mortgage origination model for the real estate industry resonated across the country. We have already begun the launch of our model with early success and service exclusivity at two Maxwell offices in Calgary, Alberta.

On October 24th, 2005, we approved the issuance of 1,000,000 shares of restricted common stock to Mercatus & Partners Limited pursuant to a Stock Purchase Agreement for the total net proceeds of $630,000 to be paid to the company in December, 2005. On June 18, 2006, we sent a Board of Directors resolution informing Mercatus of MortgageBrokers.com decision to cancel this transaction and request the 1,000,000 back. On August 16, 2006, MortgageBrokers.com had received correspondent from Mercatus’s attorneys that they will return the shares within next 10 business days.  The common shares were recalled and cancelled officially on September 8, 2006.

Presently, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company generally based upon the future discounted cash flow margin contribution of mortgage volume origination by each contracted mortgage agent, pursuant to the execution of a stock warrant agreement.  The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is five years following execution of an agency contract with the Company.  The number of stock warrants eligible to be earned is based upon the discounted cash flow margin contribution from mortgage sales volume originated by the individual agent or agent team.  The expected first Company stock warrants associated with this program will be executed by contracted sales mortgage agents in the fall of 2008 which might be registered and monetized in 2009 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares will be executed with the Canadian agency sales force between 2010 and 2015.  As reported in the Company's Form 8K filing on June 9, 2006, Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the next 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the company's capital structure.

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

In a similar manner, the Company grants warrants for shares, based on long-term executed agreements, for mortgage origination referral leading to funded volumes for national or regional real estate strategic alliances.

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

Current Activity

The Company's primary activities through this reporting period relate to building our national agency sales force, further developing our back office agent servicing operations, and executing our strategic marketing and service agreements with RE/MAX and Maxwell.

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

At this time, the Company feels its business model has been well received by the mortgage agent market place.  Since launching our “Broker Channel Ownership Program” to the Canadian marketplace in the third quarter of 2005, we continue to receive early adoption to our innovative business model of equity ownership by the long term value builders within the mortgage broker community. This model, which is revolutionary to the mortgage brokerage industry, resolves the long standing mortgage broker industry issues of equity ownership, career exit strategy, agent recruitment and agent retention – allowing our mortgage broker sales channel national agent network to be established and grow rapidly.  With the recent Company hiring announcements as described here under, the Company is well positioned to accomplish its goal of $2.5 billion in funded mortgage origination volume in our fiscal year 2007.  The Company's agency sales force is, at present, evenly distributed between Eastern and Western Canada.

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

The company began planning to build and integrate a back office technology platform called eXimius into its operations to provide significantly more capacity and scalability.  It is expected that development of this system will commence in Q4 2006 and be completed near the end of 2007.  The early planning and prototype development for eXimius took place in 2005.

The RE/MAX Mortgage Solution program was launched on June 1, 2006.  In our third quarter, the company was asked to participate in multiple planning meetings and individual site presentations during this time period and significant plans are underway to increase these activities in the next few quarters, building on our successes to-date. At the end of the reporting period, the company reported an 82.3% penetration of RE/MAX investor franchises through Service Level Agreements and strong acceptance of this program from the Sales Associate network in those offices we have representation. The company had also been requested to participate in several planning meetings to identify our role in establishing the RE/MAX Retirement Mortgage Referral Plan, an exclusive co-branded service between RE/MAX and the Company. It is expected that the RE/MAX Retirement Mortgage Referral Plan will be officially launched in 2007.

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

Additional Company Activities of Note:

1.	In support for the Company's 2007 United States market entry planning, the Company attended the October, 2006 annual Mortgage Bankers Association conference in Chicago, Illinois.

2
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

Liquidity and Capital Resources

On September 30, 2006, the Company's consolidated assets for the year to-date included $ 1,338,451 in cash; $62,170 in prepaid expenses; $128,131 in furniture and equipment and a total of $1,539,615 in assets.  Comparatively as at December 31, 2005, we had $169,093 in cash and a total of $275,818 in total assets.

At the end of the reporting period, the Company had $ 139,681 in accounts payable and accrued liabilities, $316,090 in accrued liabilities, $10,863 in referral fees held in trust, $103,001 in bank indebtedness related to an unsecured line of credit, $243,610 in advances from a related party and accrued liabilities of:

➢	$85,360 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$456,212 for employee stock based compensation; and,

➢	$36,458 for stock-based compensation accrual for origination referral services;

for a total of $1,391,275 in liabilities as at September 30, 2006.

Comparatively as at December 31, 2005, we had $84,767 in accounts payable, $86,829 in accrued liabilities, $332,865 in loans payable to a related party, $118,160 in unsecured convertible notes payable, $94,578 in bank indebtedness related to an unsecured line of credit and employee stock based compensation accrual of $625,911 for a total of $1,343,110 in liabilities as at December 31, 2005.

For the nine months ending September 30, 2006, the Company recognized gross revenue of $2,396,491 and total operational expenses of $3,494,950 for a net loss from operations of $1,106,640 or a total comprehensive loss of $0.03 per share. The companies significant growth from model development and testing at the beginning of the year to present operational and sales ramp-up can be demonstrated through the fact that 55% of the company's year to date revenue was realized in our third quarter ($1,306,746) and the Company experienced a rapidly diminishing comprehensive loss of less than $0.01 per share in our third quarter.

While the company works towards profitability in executing its business plan, we will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses.  There are no guarantees that we will be successful in the industry.

We issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share. On June 9th , 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued. A payment of $1,852,344.00 was received and promissory notes for the balance of $260,126 were executed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.        Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit 31.1 - Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 33.1 Description of Subsidiaries of MortgageBrokers.com Holdings, Inc.:

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