Form 10QSB/A
period 2007-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-08-17
CIK 1222218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2  TO FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0554486
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11-260 Edgeley Boulevard, Concord, Ontario, CANADA	L4K 3Y4
(Address of principal executive offices)	(Zip Code)

877-410-4848
(Registrant's telephone number, including area code)

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
 Yes ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 21, 2007: 36,098,470 shares of common stock outstanding, $0.0001 par value.

MORTGAGEBROKERS.COM HOLDINGS, INC.
FINANCIAL STATEMENTS

INDEX

 PART I-- FINANCIAL INFORMATION

		PAGE #

Item 1.	Financial Statements	2

Item 2.	Management's Discussion and Analysis of Financial Condition	23

Item 3.	Control and Procedures	30

 PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Changes in Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	(Restated , Note 3)
	March 31	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$787,510	$1,238,357
Referral fees held in trust (note 4)	60,812	30,320
Prepaid expense	78,108	78,445

Total Current Assets	926,430	1,347,122
Equipment, net (note 5)	94,080	98,571
Equipment Under Capital Leases (note 6)	4,850	5,198

Total Assets	$1,025,360	$1,450,891

LIABILITIES
Current Liabilities
Bank indebtedness (note 7)	$103,869	$98,682
Accounts payable	485,258	407,346
Accrued liabilities	87,278	213,547
Advances from related party (note 8)	168,199	204,868
Trust liability (note 4)	60,812	30,320
Obligation under capital leases - current portion (note 9)	1,791	1,674
Stock-based compensation accrual - current portion (note 10a)	337,705	232,082
Employee stock-based compensation accrual (note 10b)	995,956	813,850

Total Current Liabilities	2,240,868	2,002,369
Obligation Under Capital Leases (note 9)	3,533	3,915
Stock-based Compensation Accrual (note 10c)	151,641	109,134

Total Liabilities	2,396,042	2,115,418

Commitments and Contingencies (note 17)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 36,098,470 (2006: 36,088,470) issued and outstanding (note 11)	3,610	3,609
Additional Paid-in Capital	2,186,942	2,179,443
Additional Paid-in Capital - Warrants (note 12)	732,605	732,605
Subscription for Stock	-	-
Subscription Receivable (note 13)	(210,000)	(242,301)
Treasury Stock (note 14)	(25,234)	(17,779)
Accumulated Other Comprehensive (Loss) Income	3,182	(7,417)
Accumulated Deficit	(4,061,787)	(3,312,687)

Total Stockholders' Deficit	(1,370,682)	(664,527)

Total Liabilities and Stockholders' Deficit	$1,025,360	$1,450,891

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2007 (Restated) and the Three Months Ended March 31, 2006 (Restated Restatement)

	(Restated, Note 3)	(Restated Restatement, Note 3)
	2007	2006

Revenue	$1,290,975	$344,758

Expenses

Commission and agent fees	1,189,234	226,748
Salaries and benefits	310,117	512,157
General and administrative expenses	203,135	200,151
Stock-based compensation (note 17c(ii))	105,623	-
Employee stock-based compensation (note 10b)	182,106	371,743
Stock-based compensation (note 17a, 17b, and 17c(i))	42,507	21,919
Interest expense - beneficial conversion feature (note 15)	-	108,840
Occupancy costs	7,353	19,320

Total Operating Expenses	2,040,075	1,460,878

Loss from Operations	(749,100)	(1,116,120)

Other (Expense) Income
Interest and bank charges	-	(3,689)

Total Other (Expense) Income	-	(3,689)

Loss Before Income Taxes	(749,100)	(1,119,809)

Provision for income taxes (note 16)	-	-

Net Loss	(749,100)	(1,119,809)

Foreign Currency Translation Adjustment	1,139	(4,650)

Total Comprehensive Loss	$(747,961)	$(1,124,459)

Net Loss per Share - Basic and Diluted During the Year	$(0.02)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Year	36,098,248	34,019,056

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006 (Restated Restatement)
	(Restated, Note 3)	(Restated Restatement, Note 3)
	2007	2006
Cash Flows from Operating Activities
Net loss	$(749,100)	$(1,119,809)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	4,839	-
Loss on disposal of assets	-	-
Interest expense - beneficial conversion feature	-	108,840
Stock issued for services	-	441,000
Stock issued for general and administrative expenses	7,500	-
Employee stock-based compensation	182,106	371,743
Stock-based compensation accrual	148,130	21,919
Net changes in non-working capital:
Referral fees held in trust	(30,492)	-
Prepaid expense	337	(89,965)
Accounts payable and accrued liabilities	(48,357)	196,490
Trust liability	30,492	-

Net Cash (Used in) Operating Activities	(454,545)	(69,782)

Cash Flows from Investing Activities	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Deferred offering costs	-	(30)
Proceeds from notes payable	-	23,000
Obligation under capital leases	(265)	-
Repayment of advances from related party	(36,669)	(7,118)
Issuance of common stock for cash	32,301	-
Treasury stock	(7,455)	-
Increase in bank indebtedness	5,187	(332)

Net Cash Provided by Financing Activities	(6,901)	15,520

Net (Decrease) Increase in Cash and Cash Equivalents	(461,446)	(54,262)

Foreign Exchange on Balances	10,599	(6,881)

Cash and Cash Equivalents - Beginning of Year	1,238,357	169,093

Cash and Cash Equivalents - End of Year	$787,510	$107,950

Supplemental Cash Flow Information
Interest paid	$1,577	$2,560
Income taxes paid	$-	$-
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

The operations of the Company consist of financial services centered around mortgage finance, brokerage, real estate sales and consulting in Canada, with planned future operations in the United States and the European Union (“E.U.”). Operations are presently conducted through the Company's subsidiaries, Mortgagebrokers.com, Inc. and MortgageBrokers.com Financial Group of Companies, Inc., in Canada only.

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

Going Concern

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month period ended March 31, 2007, the Company incurred a loss of $749,100 (2006 - $1,119,809).

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
Notes to Consolidated Financial Statements
March 31, 2007

2.     Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)     Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

i)    Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 10.

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

3.           Restatement of Previously Issued Condensed Consolidated Interim Financial Statements

a) It was determined that the Company inadvertently excluded shares accrual for participants in the private placement which closed on June 9, 2006 (note 11)

b) It was determined that the Company inadvertently deferred offering costs.

c) It was determined that the Company inadvertently excluded warrant accruals earned by agents.

d) It was determined that the company inadvertently excluded revenue earned and received.

e) Funds received by the company were inadvertently recorded as advances from related party, when funds actually related to capital stock and additional paid-in-capital.

f) It was determined that the company inadvertently over accrued commissions expense at period end.

g) It was determined that the company inadvertently over accrued for accounts payable at period end.

h) It was determined that the initial filing contained a typographical error.

i) It was determined that the company inadvertently excluded employee stock-based compensation accrual.

j) It was determined that the company inadvertently excluded the non-cash interest expense related to the beneficial conversion feature in the $100,000 and $150,000 notes payable.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

3.           Restatement of Previously Issued Condensed Consolidated Interim Financial Statements (Continued)

	As Previously Reported	Change	Restated
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 3 months ended March 31, 2007
Revenue (d)	$1,189,252	$101,723	$1,290,975
Commission and agent fees (f)	$1,209,691	$(20,457)	$1,189,234
Stock based compensation (c)	$358,139	$(315,632)	$42,507
General and administrative expenses (g)	$238,298	$(35,163)	$203,135
Employee stock-based compensation (i)	$695,181	$(513,075)	$182,106
Net loss	$(1,735,150)	$(986,050)	$(749,100)

Condensed Consolidated Interim Balance Sheet – March 31 2007
Cash and cash equivalents (d)	684,174	103,336	787,510
Accounts payable (g)	520,984	(35,726)	485,258
Accrued liabilities (f)	104,839	(17,561)	87,278
Employee stock-based compensation accrual (i)	$1,509,031	$(513,075)	$995,956
Stock-based compensation accrual (c)	$467,273	$(315,632)	$151,641
Accumulated deficit	$(5,046,697)	$(984,910)	$(4,061,787)

Condensed Consolidated Interim Statement of Operations and Comprehensive Loss for the 3 months ended March 31, 2006
Stock based compensation (c)	$-	$21,919	$21,919
Employee stock-based compensation (i)	$-	$371,743	$371,743
Interest expense – beneficial conversion feature (j)	$-	$108,840	$108,840
Foreign currency translation adjustment	$7,904	$(3,254)	$4,650
Net loss	$(617,307)	$(502,502)	$(1,119,809)

Condensed Consolidated Interim Balance Sheet – March 31 2006
Deferred offering costs (b)	$-	$8,568	$8,568
Bank indebtedness (h)	$207,108	$112,530	$94,578
Accounts payable and accrued liabilities (b)	$300,331	$(9,168)	$291,163
Advances from related party (e)	$341,407	$(15,660)	$325,747
Additional paid in capital (j)	$1,299,291	$137,577	$1,436,868
Employee stock-based compensation accrual (i)	$-	$997,654	$997,654
Stock-based compensation accrual (c)	$-	$21,919	$21,919
Accumulated other comprehensive income	$3,224	$1,426	$4,650
Accumulated deficit	$(1,277,716)	$(1,146,103)	$(2,423,819)

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

5.    Equipment, net

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

6.    Equipment Under Capital Leases

	2007	2006
Computer equipment	$6,168	$6,115
Less: accumulated depreciation	(1,318)	(917)

	$4,850	$5,198

    The equipment under the capital leases is depreciated on a 30% declining balance.

7.    Bank Indebtedness

   On November 22, 2005, the Company obtained a line of credit in the amount of $128,715. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At the period end $103,869 (2006 - $98,682) was used on the line of credit

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

8.     Advances from Related Party

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

9.    Obligation Under Capital Leases

        The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

2007	$1,378
2008	2,230
2009	1,716

Total minimum lease payments	5,324

Less: current portion	(1,791)

Long-term portion	$3,533

10.    Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)	As of March 31, 2007, the Company accrued a stock-based compensation expense for 422,131 common shares at a price of $0.80 per share for a total of $337,705 to the parties referred to in note 17c(ii).

b)	As of March 31, 2007, the Company accrued a stock-based compensation expense of $995,956 under its Equity Compensation Plan referred to in note 11.

c)
As of March 31, 2007, the Company accrued a stock-based compensation expense for 189,551 common shares at a price of $0.80 per share for a total of $151,641 to the parties referred to in note 17a, 17b, and 17c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

11.	Capital Stock

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2007, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2007. The company is currently in the process of amending the existing employment agreements which are expected to be executed in Q2, 2007. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect. As of period end the existing employment agreements commit the Company to issuing to staff 1,244,945 shares of Company common stock for a stock-based compensation accrual of $995,956 (note 11b).

Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company's stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company's success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliances who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Plan is 5,000,000, the adequacy of which will be evaluated annually.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

11.   Capital Stock (cont'd)

Non Monetary Transactions

The following non monetary transactions were completed by the Company on a service for stock basis during the current fiscal year. It is the Company's accounting policy that in certain circumstances, stock, generally valued at the 5 day moving average price of the trading value of the stock at the time the associated agreement was executed, might be issued for the procurement of assets, provision of advisory and other services.

On January 3, 2007, the Company issued 10,000 common shares at a price of $0.75 per share for total amount of $7,500 to SmallCapVoice.com, based on the execution of an investor relations agreement.

12.   Additional Paid-in Capital - Warrants

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

13.  Subscription Receivable

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

14.      Treasury Stock

The Company acquired 44,100 common shares of the Company at an average value of $0.57 per common share, for a total of $25,234.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

15.      Notes Payable

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

 16.           Income Taxes

The Company has paid no federal or state income taxes. As of March 31, 2007, the Company had net operating loss carry forwards for federal income tax reporting purposes of $2,576,485 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at March 31, 2007 and 2006 are as follows:

	(Restated) Three Months	(Restated Restatement) Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Deferred Income Tax Assets:
Operating loss carry forward	$876,005	$477,444
Valuation allowance	(876,005)	(477,444)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	(Restated) March 31,	(Restated Restatement) March 31,
	2007	2006

Deferred Tax Provision:

Benefit at Federal statutory rate (34%)	$178,326	$209,884
Change in Valuation allowance	(178,326)	(209,884)

Provision for income taxes	$-	$-

Current Tax Provision
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
March 31, 2007

17.     Commitments and Contingencies

Commitments

The Company has entered into agreements with various parties, whereby the Company is committed to issue compensatory warrants and stock as part of the “Service Compensation Plan” to mortgage agents and strategic alliances.

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

Since the conversion ratio of dollar value of warrants into shares is fixed, but the share price fluctuates, the accrual to expense the value of the warrants earned by the mortgage agents and strategic alliances will fluctuate with the share price at the end of each period.

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

                a)    Independent Mortgage Agents/Loan Officers(cont'd)

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

ii)
Pursuant to the ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, the Company has committed to issuing, at no cost, an aggregate of 528,118 common shares of the Company on each of the 10 year anniversary dates of the licensing agreement to those RE/MAX executives and franchisees that participated in the company's private placement which closed on June 9, 2006.

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

18.           Comparative Figures

Certain figures for the prior period have been restated and reclassified to conform to the current period’s financial statement presentation.

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

Current Activities

As at the end of the reporting period, the Company’s Canadian operating subsidiaries were registered with Provincial regulators to conduct business in the Provinces of Newfoundland, Prince Edward Island, New Brunswick, Nova Scotia, Ontario, Manitoba, Saskatchewan, Alberta and British Columbia.

Nationally, we continue to integrate our mortgage broker sales teams and loan originators.  This includes both migrating their operations and technology but also integrating new books of business they originate.  Despite our estimates for a flat Q1 2007 relative to Q4 2006, we have in fact shown an increase in gross revenue of 8%.  This is a positive sign considering Q1 is typically the industries slowest period for revenue and bodes well for the remainder of the year.  These results also point to growth in our national book of business from our fall 2006 recruitment efforts as there is typically a 90-120 days recruitment conversion time period for new sales origination from newly recruited mortgage agents to appear as funded mortgage volume revenue for the company.

Marketing Activity:

The following summarizes significant marketing activities since December 31, 2006:

1)
In January 16, 2007 Dutton Associates (“Dutton”) initiated coverage of MortgageBrokers.com with a Strong Speculative Buy rating and a $1.50 price target. The 16-page update report by Dutton senior analyst Richard W. West, CFA, was available at www.jmdutton.com as well as from First Call, Bloomberg, Zacks, Reuters, Knobias, and other leading financial portals. In its report, Mr. West described MortgageBrokers.com's business model as, “.. the consolidation of the small and medium sized enterprise (SME) mortgage brokerages into a scalable operating national network of branch retail offices that can better compete in the mortgage industry under one recognizable brand while eliminating long-standing industry issues of agent retention, equity ownership, and exit strategy.  To attract mortgage originators, MortgageBrokers.com initiated its Broker Channel Recruitment Program in August 2005. Through this program, MortgageBrokers.com will be offering MortgageBrokers.com equity ownership to independent SME mortgage brokers by giving stock warrants dependent upon the volume or origination and time with MortgageBrokers.com. MorgageBrokers.com has executed an impressive fast start out of the gate. The fast rate of ramp-up in revenue should be increasing as the new mortgage originators from the recent partnerships begin working through the MortgageBrokers.com system. The management of MortgageBrokers.com is an experienced team of senior managers with many years of experience in the mortgage business. MortgageBrokers.com has exhibited the attributes of an attractive investment vehicle for capital appreciation.”

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

4)	The Company had a strong presence and booth at the Ottawa regional Home Show in April, 2007.
5)	Our Managing Partner Team in Ottawa, Team Elite, currently has television and radio advertising spots running on the CTV network and local radio.

Business Development Activity:

As at May 14, 2007, we have 201 licensed mortgage agents/ loan officers in our national origination sales force network. At the present time, the Company believes it has in excess of $2.0 billion in mortgage origination sales books of business in the agent recruitment pipeline.  As of March, 2007 the company had established a national retail branch team network of 13 retail branch offices.

The company’s relationship with RE/MAX continued its strong growth from 2006.  As at May 10, 2007, the Company has successfully launched it's Real Estate Strategic Alliance Mortgage Solution at 36 RE/MAX franchises across Ontario and Atlantic Canada representing 33% of the RE/MAX Franchise network sales force.  This market penetration, serviced currently with 58 of our mortgage sales agents, provides the opportunity for the captured 2528 RE/MAX sales associates to build their retirement fund at Manulife Financial through leveraging their customer relationships with mortgage referrals to the Company.  The following summarizes major activities associated with RE/MAX since December 31, 2006:

1)
RE/MAX and MortgageBrokers.com jointly announced the selection of Manulife Financial as the new administrator of the Retirement Savings Program for RE/MAX Real Estate Agents.  Under the terms of the MortgageBrokers.com and RE/MAX strategic alliance agreement, a portion of revenue generated on a funded mortgage referral will be contributed towards the Retirement Savings Program for the referring real estate agent. Manulife Financial will support the continuing administration of this Program - the first of its scope in the Canadian real estate industry.  A corporate site was developed within Manulife Financial’s website to provide additional information for RE/MAX sales associates about the program and to allow the real estate agents to track their retirement fund growth.

2)
MortgageBrokers.com announced in April, 2007, that the Company has begun a co-location initiative with RE/MAX Realtron and RE/MAX Hallmark, two of Canada's largest RE/MAX franchise offices that have an estimated CAD $3.2 billion in combined sales.  RE/MAX Hallmark and RE/MAX Realtron boast in excess of 1,000 real estate agents in 14 retail locations throughout Ontario, the most populous province in Canada.

3)
The Company launched it's service at RE/MAX Unique Inc. (“RE/MAX Unique”) in Toronto, which operates 2 retail franchise office locations, having in excess of 45 sales associates in the centre of Toronto.  RE/MAX Unique has two offices in Metropolitan Toronto and is owned and operated by John Meehan.  John Meehan is a well-respected and experienced real estate broker and the former president of the Toronto real estate board.  RE/MAX Unique's areas serviced include Metropolitan Toronto, Allenby, Forest Hill, Rosedale and surrounding areas.  The RE/MAX Unique office is currently serviced by three MortgageBroker.com experienced sales agents.

4)
MortgageBrokers.com signed an exclusive licensing agreement with Seaway Mortgage Partners, Inc. (“Seaway”)  This company is headquartered in Kingston, Ontario, and was founded by Stephen Marshall, a former loans officer from the Bank of Montreal.  Seaway serves the seaway region consisting of Kingston, Belleville, Peterborough, and other urban areas in eastern Ontario.  Seaway has already begun participation in the RE/MAX co-location program due to its recent affiliation with the Company through RE/MAX Realty Concepts Corp. which has an estimated 21.8% market share in the area.  Seaway currently has offices in two RE/MAX locations and plans further expansion in the near future.

5)
MortgageBrokers.com has also executed a service agreement with RE/MAX Niagara Realty Limited (“RE/MAX Niagara”) in Niagara Falls, Ontario.  The RE/MAX Niagara franchise has 1 office and in excess of 100 sales associates and boasts a 50% regional market-share.  Currently 1 MortgageBroker.com sales agent services this office.

6)
MortgageBrokers.com also executed a service level agreement with RE/MAX Lake Country Realty Limited which boasts a greater than 45% market share in the Bracebridge and Gravenhurst areas of Ontario and in excess of 35 sales associates.

In March, 2007, the Company announced that it had executed a 2 year lease, with an option to purchase, new office space for it's Canadian corporate headquarters.  The 7700 square feet, which is currently being built out to company specifications, is expected to meet the corporate growth needs of the Company for the next few years.

The first quarter of 2007 represented one of the most active and productive quarters with regards to our recruitment of professional mortgage agents to join our national sales agency.  The Company has signed revenue licensing agreements with 49 new mortgage brokerages and independent mortgage agents between February and April of 2007 who will now operate exclusively under the universal domain name and brand of MortgageBrokers.com.  The total mortgage origination production of these new affiliates is estimated to be in excess of CAD $862 million and the Company projects to capture up to an estimated CAD$8.6 million in gross revenues to be generated by these new affiliates.  MortgageBrokers.com currently has 201 mortgage brokerages and independent mortgage brokers working under the MortgageBrokers.com umbrella and is receiving a record number of inquiries from prospective brokers.

The Company announced during the reporting period that it has received regulatory approval from the Financial Institution Commission of British Columbia ("FICOM") to begin operating in the province of British Columbia, Canada's second largest market estimated at $32 billion in mortgage sales annually.  The Conference Board of Canada forecasts British Columbia's economy will “remain robust” over the next two years, predicted economic growth of 3.9 percent in 2006 and 3.2 percent in 2007.  British Columbia can expect strong performances in the construction, manufacturing and mining sectors, as well as residential and non-residential investment.  The Company projects over a $1.5 billion in mortgage origination sales volume in 2008 in British Columbia.  At the present time, the Company is negotiating with several large independent mortgage brokerage companies in British Columbia and hopes these companies will give Mortgagebrokers.com a solid foot print in the British Colombia market place.

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

The Company also recently hired Ms. Azita Fathi, formerly with TD Canada Trust, as Special Projects Manager and Mr. Alan O'Dell, 18 year industry veteran, as Regional Sales Vice President, Greater Toronto Area.  Mr. O'Dell left Citizen bank of Canada to join MortgageBrokers.com.

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

Liquidity and Capital Resources

As at March 31, 2007, we had $787,510 in cash and cash equivalents; $60,812 of referral fees held in Trust, $78,108 in prepaid expenses, $94,080 in equipment and recognized $4,850 in equipment under capital leases for a total of $1,025,360 in assets. Comparatively as at December 31, 2006, we had $1,238,357 in cash and cash equivalents; $30,320 of referral fees held in Trust, $78,445 in prepaid expenses, $98,571 in equipment and recognized $5,198 in equipment under capital leases for a total of $1,450,891 in assets.

As at March 31, 2007, the Company had $485,258 in accounts payable, $87,278 in accrued liabilities, $168,199 in loans payable to a related party, $60,812 payable in a Trust liability, $5,324 in obligations under capital leases, $103,869 in bank indebtedness related to an unsecured line of credit, and accrued liabilities of:

➢	$337,705 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$995,956 for employee stock-based compensation; and,

➢	$151,641 for stock-based compensation accrual for origination and referral services;

for a total of $2,396,042 in liabilities as at March 31, 2007.  Comparatively as at December 31, 2006, we had $407,346 in accounts payable, $213,547 in accrued liabilities, $204,868 in loans payable to a related party, $30,320 payable in a Trust Liability, $5,589 in obligations under capital leases, $98,682 in bank indebtedness related to an unsecured line of credit  and accrued liabilities of:

➢	$232,082 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$813,850 for employee stock-based compensation; and,

➢	$109,134 for stock-based compensation accrual for origination and referral services;

for a total of $2,115,418 in liabilities as at December 31, 2006.

In our first quarter, 2007, the Company had revenue of $1,290,975 and operating expenses of $2,040,075 for a quarterly net loss from operations of $749,100. This quarterly operating loss is reduced to $418,864 if you do not consider the charges for stock-based and warrant-based compensation which shows growth and that the company is tracking to profitability as compared to an operating loss of $1,119,809 in our first quarter of 2006.

The following summarizes some of our comparative financial highlights to-date:

1.
Our reported revenue for the period suggests that we presently have an annualized book of business in excess of $2 billion. This does not include the significant recruitment to our national sales agency made in Q1, whose revenue is typically not seen for three to four months following exclusive licensure with the Company.  Management currently feel the Company is tracking to have in excess of $10 million dollars in gross revenue in 2007.

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

While the accrual and issue of warrant-based compensation represents an immediate charge to the Company's bottom line at this early stage in it's growth, the Company believes that the benefits of leveraging the Company's capital structure to rapidly build a long term quality origination sales force and sales referral pipeline far outweigh the short term expense as we build a long term, sustainably profitable partnership with our market partners whose interests are aligned with those of shareholders.

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

Subsequent Events

On May 7, 2007, our Board of Directors approved a 3 for 1 forward split of all of our issued and outstanding shares of common stock, to be paid and effective on May 31, 2007.  Subsequently, the Company announced on May 21, 2007 that it was canceling the forward split.

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

MORTGAGEBROKERS.COM HOLDINGS, INC .

Date:	August 17, 2007	/s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director