Form 10QSB
period 2007-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2007-11-14
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

Yes  ☒                                                                      No   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐                      No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 14, 2007
Common Stock, $.0001 par value	38,466,470

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Restated)	2

	Unaudited Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2007 and 2006 (Restated)	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4-18

Item 2.	Management’s Discussion and Analysis or Plan of Operations	19

Item 3.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

ITEM 1. FINANCIAL INFORMATION

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

i

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007

UNAUDITED

CONTENTS

Condensed Consolidated Interim Balance Sheets	1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Interim Statements of Cash Flows	3
Notes to Condensed Consolidated Interim Financial Statements	4 - 18

ii

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
September 30, 2007 and December 31, 2006
Unaudited

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$756,599	$1,238,357
Referral fees held in trust (note 3)	65,097	30,320
Prepaid expense	23,556	78,445

Total Current Assets	845,252	1,347,122

Furniture and Equipment, net (note 4)	151,963	98,571

Equipment Under Capital Lease (note 5)	4,695	5,198

Total Assets	$1,001,910	$1,450,891

LIABILITIES
Current Liabilities
Bank indebtedness (note 6)	$150,000	$98,682
Accounts payable	529,017	407,346
Accrued liabilities	430,391	213,547
Advances from related party (note 7)	145,407	204,868
Trust liability (note 3)	65,097	30,320
Obligation under capital leases – current portion (note 8)	1,791	1,674
Stock-based compensation accrual – current portion (note 9a)	77,031	232,082
Employee stock-based compensation accrual (note 9b)	644,181	813,850

Total Current Liabilities	2,042,915	2,002,369

Obligation Under Capital Leases (note 8)	3,313	3,915
Stock-based Compensation Accrual (note 9c)	229,518	109,134

Total Liabilities	2,275,746	2,115,418

Commitments and Contingencies (note 15)
STOCKHOLDERS’ DEFICIT
Capital Stock (note 10)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized;
38,466,470 (2006: 36,088,470) issued and outstanding	3,846	3,609

Additional Paid-in Capital	3,424,275	2,179,443

Additional Paid-in Capital - Warrants (note 11)	622,211	732,605

Subscription for Stock	64,086	-

Subscription Receivable (note 12)	(296,188)	(242,301)

Treasury Stock (note 13)	(25,234)	(17,779)

Accumulated Other Comprehensive Income (Loss)	24,752	(7,417)

Accumulated Deficit	(5,091,584)	(3,312,687)

Total Stockholders’ Deficit	(1,273,836)	(664,527)

Total Liabilities and Total Stockholders’ Deficit	$1,001,910	$1,450,891

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
Three Months and Nine Months Ended September 30, 2007 and 2006 (Restated)
Unaudited

		(Restated)		(Restated)
	Three Months Ended 2007	Three Months Ended 2006	Nine Months Ended 2007	Nine Months Ended 2006

Revenues	$3,379,632	$1,306,746	$7,015,870	$2,396,481

Expenses
Commission and agent fees	3,033,587	962,124	6,127,554	1,805,084
Salaries and benefits	340,587	198,800	968,005	596,306
General and administrative expenses	276,003	245,114	826,972	947,371
Stock based compensation (note 15c ii)	(10,373)	60,097	45,709	85,360
Employee stock-based compensation	651,041	(222,153)	561,331	(169,700)
Stock based compensation (note 15a, 15b, and 15c i)	51,796	3,432	120,384	36,458
Occupancy costs (note 15e and 16)	35,243	27,236	74,098	85,231
Interest expense - beneficial conversion feature	-	-	-	108,840

Total Operating Expenses	4,377,884	1,274,650	8,724,053	3,494,950

(Loss) Income from Operations	(998,252)	32,096	(1,708,183)	(1,098,469)

Other Expenses	(61,764)	(1,820)	(70,714)	(8,171)

(Loss) Income Before Income Taxes	(1,060,016)	30,276	(1,778,897)	(1,106,640)

Provision for income taxes (note 14)	-	-	-	-

Net (Loss) Income	(1,060,016)	30,276	(1,778,897)	(1,106,640)

Foreign Currency Translation Adjustment	(6,003)	(73,204)	23,429	(63,470)

Comprehensive Loss	$(1,066,019)	$(42,928)	$(1,755,468)	$(1,170,110)

Basic and Diluted Loss Per Share	$(0.03)	$(0.00)	$(0.05)	$(0.03)

Weighted Average Number of Shares
Outstanding During the Periods -
Basic and Diluted	37,998,524	32,935,000	36,738,708	35,067,052

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006 (Restated)
Unaudited

		(Restated)
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,778,897)	$(1,106,640)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	22,522	26,225
Interest expense - beneficial conversion feature	-	108,840
Stocks issued for services and assets	1,135,899	441,000
Employee stock-based compensation	(169,669)	(169,700)
Stock-based compensation accrual	(34,667)	121,818
Changes in assets and liabilities:
Referral fees held in trust	(34,777)	(10,863)
Prepaid expense	8,249	(52,282)
Accounts payable	121,671	131,837
Accrued liabilities	216,844	229,261
Trust liability	34,777	10,863

Net cash used in operating activities	(478,048)	(269,641)

Cash Flows from Investing Activities
Purchase of equipment	(29,995)	(7,316)

Net cash used in investing activities	(29,995)	(7,316)

Cash Flows from Financing Activities
Deferred offering costs	-	8,598
Proceeds from note payable	-	23,000
Obligations under capital leases	(485)	-
Increase in bank indebtedness	51,318	8,423
Issuance of common stock for cash	10,199	829,627
Treasury stock	(7,455)	-
Repayment of advances from related party	(59,461)	(89,255)
Proceeds from issuance of warrants	-	732,605

Net cash (used in) provided by financing activities	(5,884)	1,512,998

Net (Decrease) Increase in Cash and Cash Equivalents	(513,927)	1,236,041

Foreign Exchange on Balances	32,169	(66,683)

Cash and Cash Equivalents - Beginning of Period	1,238,357	169,093

Cash and Cash Equivalents - End of Period	$756,599	$1,338,451

Supplemental Cash Flow Information
Interest paid	$7,049	$5,315

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
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

Change of Control

On January 31, 2005, the Company’s majority shareholder, Alex Haditaghi, purchased 1,510,000 shares of common stock from three shareholders of MagnaData Inc. for cash consideration of ($692,813) in an arms length transaction. This share purchase represented approximately 78% of MagnaData’s common stock outstanding at the time of the transaction, based on the Company’s December, 2004, Form 10-KSB. On February 11, 2005 MagnaData Inc.’s name was changed to MortgageBrokers.com Holdings, Inc.

As part of the sale, $74,727 of the Company’s debt was forgiven by a third party and $5,698 of the Company’s debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425.

Going Concern

The Company’s condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2007, the Company incurred a loss of $1,778,897 (2006 - $1,106,640).

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, initiate sales of its products and sustain profitable operations.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; establishing the operational parameters for a centralized shared services platform; identifying strategic alliance business associations and negotiating these alliances; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; performing employment searches and preparing mortgage agent contracts; and, recruiting and hiring mortgage and loan officers, management and industry specialists.

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
Septermber 30, 2007
Unaudited

2.             Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)             Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The consolidated interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s annual report on form 10 KSB for the year ended December 31, 2006 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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
September 30, 2007
Unaudited

2.                   Summary of Significant Accounting Policies (cont'd)

   e)         Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a borrowers mortgage and when the collection is reasonably assured, which occurs when the fee from the lender has been advanced.

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

g)         Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accounts payable and accrued liabilities, advances from related party and long term debt approximate their fair value.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

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

i)         Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees and agents. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 9.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

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

k)         Earnings or Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under SFAS No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As at September 30, 2007 there were no dilutive securities that would impact the EPS.

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
September 30, 2007
Unaudited

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

3.          Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into an Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary trust account that has signing officers from both the company & RE/MAX, until the Manulife Financial administered program is fully established. It is expected that these funds will be deposited into the respective agents' RRSP in the fourth quarter of 2007. As of September 30, 2007 $65,097 in referral fees has accumulated in the trust account.

4.           Furniture and Equipment, net

	Cost	Accumulated Amortization	Net Book Value 2007	Net Book Value 2006
Furniture and equipment	$171,419	$44,159	$127,260	$83,650
Computer equipment	23,068	8,784	14,284	14,921
Computer software (see below)	-	-	-	-
Leasehold improvements	11,739	1,320	10,419	-

	$206,226	$54,263	$151,963	$98,571

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

5.            Equipment Under Capital Leases

	2007	2006
Computer equipment	$7,126	$6,115
Less: accumulated depreciation	(2,431)	(917)

	$4,695	$5,198

    The equipment under the capital leases is depreciated on a 30% declining balance.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

6.           Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit with a limit of $150,000. The line of credit bears interest at Royal Bank of Canada’s prime plus 0.5%, is unsecured and due on demand.

7.           Advances From Related Party

During the period, a shareholder/officer of the Company advanced $145,407 (December 31, 2006 $204,868) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

8.            Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

2007	$1,158
2008	2,230
2009	1,716

Total minimum lease payments	5,104

Less: current portion	(1,791)

Long-term portion	$3,313

9.           Stock-based Compensation Accrual

The Company has accrued expenses for stock based compensation:

a)    As of September 30, 2007, the Company accrued a stock based compensation expense for 208,191 common shares at a price of $0.37 per share for a total of $77,031 to the parties referred to in note 15 c(ii).

b)    As of September 30, 2007, the Company accrued a stock based compensation expense of $644,181 under its Equity Compensation Plan referred to in note 10.

c)    As of September 30, 2007, the Company accrued a stock based compensation expense for 620,318 common shares at a price of $0.37 per share for a total of $229,518 to the parties referred to in note 15a, 15b, and 15c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

10.           Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2007.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including the executives and franchise broker owners of RE/MAX Ontario-Atlantic Canada Inc., at a price per share of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i)           the purchaser received a warrant (1 warrant = 1 share) to further purchase up to the total number shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

ii)           further, on the anniversary date of the private placement closure, the Company has agreed pursuant to its 10 year Mortgage Solution License Agreement executed on January 30, 2006 and amended on May 25, 2006 to issue a number of shares of common stock equal to 25% of the number of common shares purchased in the private placement for ten consecutive anniversary dates. The receipt of such shares is dependent on the execution and maintenance in good standing of the terms of a service level agreement for each of the ten years. The service level agreement included the provisions of marketing, servicing and promotional services.

On July 7, 2007, the Company issued 125,000 restricted common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.   These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 PPM.   These shares were issued in anticipation of the initial participants shares being cancelled.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2006, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of November 14, 2007. The company is currently in the process of amending the existing employment agreements which are expected to be executed in Q4, 2007.

Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered.  This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Compensation Plan is 5,000,000, the adequacy of which will be evaluated annually.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

10.          Capital Stock (Continued)

On January 3, 2007, the Company issued 10,000 restricted common shares at a price of $0.75 per share for total amount of $7,500 to SmallCapVoice.com, based on the execution of an investor relations agreement under its service compensation plan.  The value of the services received in exchange for the shares issued was estimated at $15,000.

On July 7, 2007, the Company issued 478,000 restricted common shares under the terms of its Mortgage Service Licence Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.42 per share.

On July 23, 2007, the Company issued 40,000 restricted common shares to Alexander Gershtein in exchange for furniture and equipment valued at $45,416, under its Service Compensation Plan.

On July 23, 2007, the Company issued 25,000 restricted common shares at a price of $1.00 per share to Kalymon Consulting Ltd. in exchange for consulting services under its Service Compensation Plan.

On July 23, 2007, the Company issued 1,700,000 shares of restricted (Rule 144) Company stock to its senior management team based upon draft management agreements that are expected to be executed by December 31, 2007.  These shares have not been released and the release is pending the finalizing and execution of management agreements.  These shares were issued under the Company`s Equity Compensation Plan.

11.          Additional Paid-in Capital - Warrants

During June 2006, RE/MAX purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 10). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the Offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   The expiry date of the warrants was extend for the first year only, to September 30, 2007.  As of September 30, 2007, 223,078 of the warrants were exercised at an average price of $0.29.

12.           Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per share of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received & promissory notes were executed for a balance of $260,126.  As of September 30, 2007, $167,102 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of September 30, 2007 two new participants subscribed for 125,000 shares under the private placement and as of September 30, 2007, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, on September 30, 2007, 223,078 warrants issued under the private placement were executed for a total value of $64,086.  As of September 30, 2007, the $64,086 receivable on the exercise of the warrants was outstanding.

13.            Treasury Stock

The Company acquired 44,100 common shares of the Company at an average value of $0.57 per common share, for a total of $25,234.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
Sepember 30, 2007
Unaudited

14.           Income Taxes

The Company has paid no federal or state income taxes. As of September 30, 2007, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,176,594 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at September 30, 2007 and 2006 are as follows:

	Nine Months	(Restated) Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
Deferred Income Tax Assets:
Operating loss carry forward	$1,080,042	$623,091
Valuation allowance	(1,080,042)	(623,091)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	September 30,	(Restated) September 30,
	2007	2006

Deferred Tax Provision:

Benefit at Federal statutory rate (34%)	$357,501	$406,182
Change in Valuation allowance	(357,501)	(406,182)

Provision for income taxes	$-	$-

Current Tax Provision
Federal and State income tax	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
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

As of September 30, 2007, the Company has entered into agreements with the following parties:

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
September 30, 2007
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
September 30, 2007
Unaudited

15.           Commitments (continued)

d)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.:

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$3,360
2008	$7,560
200	$7,560
2010	$8,568
2011	$9,072
Thereafter	$3,024

e)
On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office. The agreement is effective commencing April 1, 2007 for a two year term.

The Company has the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also has the option to purchase the office space, by May 31, 2007, for $986,815.  The company did not exercise its option to purchase the office space.  On August 1, 2007 the office space was sold (note 16) and the lease commitment period was extended from 2 to 5 years under the same terms and conditions.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2007	$24,090
2008	$96,360
2009	$96,360
2010	$96,360
2011	$96,360
2012	$24,090

Contingencies

Trisan Equitable Corporation ("TRISAN") commenced an action in October 2006 in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. The statement of claim is for an aggregate payment of approximately $1.5 MM plus applicable interest related to a financing agreement. The Company plans to vigorously defend itself in this claim and has launched a counter suit in Ontario Superior Court against TRISAN and related parties in the amount of $5.0 MM. Legal counsel for the Company at this time estimate that this claim maybe a reasonably possible contingent liability for the Company of up to $598,636 plus applicable interest. At the present time, the Company and its legal counsel agree that the outcome of this proceeding cannot be reasonably determined at this time.

TRISAN is claiming against all of the defendants, the principal sum of $598,636 CDN ($598,636 USD); $33,752 CDN ($33,752 USD) for legal fees; pre-judgment interest on such sum at 10% per annum calculated from June 26, 2005 to the date of payment; $10,000 CDN for a loan commitment fee; damages of $750,000 CDN; and pre- and post-judgment interest and its legal costs.

In addition, the Company is defendant in two legal proceedings involving former employees on termination matters generally incidental to its businesses.  At the present time, the Company and its legal counsel agree that the outcome of these proceedings cannot be reasonably determined at this time.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2007
Unaudited

15.           Commitments (continued)

No amount has been accrued in the Company's financial statements at year end as the outcome of the claim can not be reasonably determined.

The defendants to Trisan's action, with one exception, have counterclaimed against Trisan and its principals for $5,500,000 CDN ($4.8 million USD).

16.           Occupancy Cost – Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder.  The Company’s lease agreement obligations continues under the same terms and conditions as initially negotiated with an unrelated party, except for the original term of the lease which was extended from two to five years.

17.           Comparative Figures

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

Nature of Business and Planned Operations

The present primary focus of the Company's mortgage origination operations entail establishing a national agency sales force to service the borrowing and refinancing needs of individual home buyers.  The national agency sales force are independent contractors operating exclusively under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams leveraging the Company’s business model. The primary services that the Company's subsidiaries provide to our national agency sales network is mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agents transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

We have access to a full range of mortgage lenders and our agents source and negotiate the right loan with the best rates, terms and costs to meet each customer's unique needs.  The company acts as broker only and is not a lender.  The company has no ‘on balance sheet’ liabilities in case mortgage financing becomes default.  The Company has established unique strategic alliances within the real estate industry to allow our agents access, on a volume basis, to the customer early in the purchase sales cycle. We continue to build on these relationships to increase our market share in the purchase as well as the refinance mortgage origination market place.

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

We are the first publicly traded independent (non-bank owned) mortgage brokerage operating in Canada with a universal domain name that provides expansion opportunity to markets outside Canada and the USA.  We have deconstructed the existing origination business models and created a sustainable model that addresses the long standing mortgage broker industry issues of agent ownership, exit strategy and retention, while at the same time creating a model through which our national agency sales force and sales channel distribution alliances can generate revenue and earn equity participation on a referral basis.

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

Background for Current Operational Activity

In the first two quarters of 2006, we executed, tested and refined our business strategy of recruiting and licensing mortgage brokerage books of business across Canada and solidifying our first two real estate strategic alliances, namely: Maxwell Realty Inc. (“Maxwell”) and RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”).  In the first quarter 2006, service level agreements and strategic market licensure agreements were executed with Maxwell and RE/MAX.  Agreements with Maxwell and RE/MAX provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U.  The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our company in exchange for stock in our company to provide a platform for servicing Maxwell in Alberta.

Our investment banking relationship with vFinance, Inc. of Florida was solidified in the first quarter of 2006 to provide the company on-going consulting services related to investment capital, mergers and acquisitions.  The Company plans to continue this relationship moving forward.

In January, 2006, we issued a Private Placement Memorandum (“PPM”) to accredited and qualified investors on a prospectus exempt basis offering the sale of a minimum of 2,000,000 shares and a maximum of 6,000,000 shares at $1.00 per share pursuant to the execution of a 10 year strategic alliance license agreement with RE/MAX.  On June 9 th, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued.  A payment of $1,852,344 was received and promissory notes for the balance of $260,126 were executed.  Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to affiliates of RE/MAX which were converted on June 9 th, 2006, into stock at the same price as offered through the private placement ($1.00 per share), the proceeds from which are included in the $1,852,344.  Investors who subscribed for shares in the private placement received rights for 1 warrant priced at a 30% discount to market for each share subscribed for, executable at a rate of 20% per year and each warrant executable in a given year having a 30 day expiry following the five successive anniversary dates to the private placement closure date of June 9th.  The company had also initiated the cancellation of 135,000 shares issued under the afore-mentioned private placement that were subscribed for with the execution of promissory notes because of refusal to meet promissory note terms of payment.

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

The Broker Channel Ownership Program provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company generally based upon the future discounted cash flow margin contribution of mortgage volume origination by each exclusively contracted mortgage agent, pursuant to the execution of a stock warrant agreement.  The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is three years following execution of an exclusive agency contract with the Company.  The expected first Company stock warrants associated with this program will be executed by contracted sales mortgage agents in the fall of 2008 which might be registered and monetized in 2009 at the earliest. It is expected that stock warrants for as many as 5,000,000 shares will be executed with the Canadian agency sales force between 2010 and 2015.  As reported in the Company's Form 8K filing on June 9, 2006, Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the next 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the company's capital structure.

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

For further clarification, details of the current model for the Broker Channel Ownership Program are summarized as follows:

1)
Recruited mortgage sales agents execute an exclusive agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor.  The mortgage agents agree to operate under the terms of the sales agreement and the mortgage broker licensure and brand of the Company and allow the Company to take typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, marketing services and an opportunity to earn stock warrants in MortgageBrokers.com Holdings, Inc.

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

The RE/MAX Mortgage Solution program was launched on June 1, 2006 and the Maxwell Mortgage Solution program was launched on April 12, 2006.

It is expected that the Company will develop new revenue sources from new credit and insurance products delivered to the consumer through the agency sales force.  It is expected that the company will commence planning for the launch of additional products and services in the first and second quarters of 2008.  It is also expected that the company will commence planning for it's entry into the United States marketplace through 2008.

Market Conditions

Due to the current market conditions, the company will miss its revenue projections that it has reported previously due to a number of factors currently affecting the North American mortgage market.  The Company`s projections were based upon a number of variables such at entering the United States market place via U.S. acquisitions, Canadian acquisitions and on past performance of its recruited mortgage agents.  The current sub-prime mortgage and credit market devaluation in the U.S. has resulted in the company suspending its current expansion plans into the U.S. mortgage market until such time that the full economic effect of the sub-prime lending is known.  In addition, the Company`s current Canadian operations did not perform as well as expected due to the slower than expected ramp up of the Company`s newly recruited mortgage agents and the fall out effect of the U.S. sub-prime lending downturn on the Canadian mortgage market which resulted in some Canadian sub-prime lenders no longer being able to fund sub-prime mortgages.  The Company continues to meet the needs of its customers due to its strong relationship with lenders who are able to fund mortgages of the Company`s customer base.    Despite the company experiencing these challenging times in the current mortgage market, it was still able to produce its best ever quarter of funded mortgages and revenues.

Current Activities

As at the end of the reporting period, the Company’s Canadian operating subsidiaries were registered with Provincial regulators to conduct business in Canada in the Provinces of Newfoundland, Prince Edward Island, New Brunswick, Nova Scotia, Ontario, Manitoba, and Alberta.

Nationally, we continue to integrate our mortgage broker sales teams and loan originators.  This includes both migrating their operations and technology but also integrating the new books of business they originate.  We are presently conducting due diligence and financial analysis regarding the acquisition of several candidate organizations in Canada with large national and regional books of business.

By the end of our third quarter, 2007, the Company had received additional subscriptions from RE/MAX franchise broker owners as new PPM participants for 125,000 shares under the same terms prescribed in the 2006 PPM.  To-date, a payment of $60,000 has been received and a promissory note for the balance of $65,000 was executed.  These late RE/MAX PPM participant subscriptions were accepted to replace the share cancellations underway as previously described.

As previously noted, investors who subscribed for shares in the 2006 private placement received rights for 1 warrant priced at a 30% discount to market for each share subscribed for, executable at a rate of 20% per year and each warrant executable in a given year having a 30 day expiry following the five successive anniversary dates to the private placement closure date of June 9th.  The first year’s (2007’s) expiry date was extended to September 30, 2007.  As at the end of the reporting period, the Company had received subscriptions for 223,078 shares of common stock through the exercise of these warrants at an average purchase price of $0.29 and the Company expects to receive total proceeds from these warrant exercises of $64,086.

We are also currently examining our working capital needs during this period of rapid growth and identifying new sources of investment capital.

Marketing Activity:

The following summarizes significant marketing activities since March 31, 2007:

1)
The Company attended the 2007 annual AMBA (“Alberta Mortgage Broker Association”) conference, which this year was held at the Capri Hotel in Red Deer, Alberta, CANADA on September 6, 7 and 8.  The event was attended by approximately 500 industry delegates and was attended by the Company’s senior management including Mr. Alex, Haditaghi, Mr. Matt Laverty, Mr. Dong Lee, and Mr. David Mercer.  Under the direction of Mr. David Mercer and his assistant, Ms. Valerie McGowan, the Company won the award for the Conference’s best event booth competition and the Company’s hosted party was well attended, providing the Company the opportunity to market it value proposition to the Alberta mortgage broker market.  Mr. Ron Stanners, president of the Calgary Real Estate Board and owner of Maxwell Realty Inc., the Company’s real estate strategic alliance in Western Canada, attended the event on a panel of industry leaders commenting on the real estate industry.  Company agent Mr. Nolan Matthias was the panel monitor, responsible for arranging the conference’s guest speakers and coordinating the annual AMBA golf tournament this year.

2)	The Company attended the AMBA “Industry Night” held at Mount Royal College in Calgary in August which is an AMBA sponsored event for the recruitment of new agents into the industry.
3)
To facilitate maximum revenue from lenders for whom the Company is close to obtaining maximum revenue volume bonuses at the end of the 2007 fiscal year based upon mortgage origination volume thresholds, the Company sponsored two contests in our third quarter.  The first contest offered to our mortgage sales agents two trips for two to the Caribbean for having the most funded transactions during the contest period.  The second contest offered two pre-paid $750 gas cards for the two top producing agents during the contest period.

4)
The Company launched its marketing publication, “Broker’s Journal”, in the third quarter as part of the value added services that the Company plans to provide to its national sales force to allow our agents to concentrate on their core business and our success.  Broker’s Journal is published monthly and is customizable for use by our mortgage agents for distribution to their customer and sales data-base.

5)	The Company’s national sales agent network currently has 23 retail branch offices opened across Canada. The company expects the growth in the number of these retail locations to continue.
6)
During the reporting period, our agent Mr. Lance Dawson represented the Company on four episodes of Real Investments TV, produced by Chandran Media, which airs in the Canadian regional markets of Edmonton, Calgary, Ft. McMurray, Grand Prairie, Vancouver and Toronto.

Business Development Activity:

As at September 30, 2007, the Company had 307 licensed mortgage agents/ loan officers in our national origination sales force network, as compared to 247 registered agents on July 1, 2007 at the beginning of the quarter.  As of October, 2007, the company’s sales force had expanded it’s brand presence through the establishment of 23 retail offices nationally across it’s retail mortgage agent sales agency, as compared to 15 retail offices open at the end of our second quarter.

The second quarter of 2007 represented one of the most active and productive quarters with regards to our recruitment of professional mortgage agents to join our national sales agency.  The Company had signed exclusive revenue licensing agreements with 71 new mortgage brokerages and independent mortgage agents between July 1st and September 30th of 2007 who will now operate exclusively under the universal domain name and brand of MortgageBrokers.com.  The Company co-hosted a “Night on the Town” event with our eastern Canadian real estate strategic alliance, RE/MAX, rewarding the Company’s three top performing mortgage agents servicing the RE/MAX franchise broker retail network.

The company’s relationship with RE/MAX continued its strong growth from 2006.  As at November 7, 2007, the Company has successfully launched it's Real Estate Strategic Alliance Mortgage Solution at 76 RE/MAX franchises across Ontario and Atlantic Canada representing in excess of 30% of the RE/MAX Franchise network sales force.  This market penetration, serviced currently with more than 60 of our mortgage sales agents, provides the opportunity for the approximately captured 2500 RE/MAX sales associates to build their retirement fund at Manulife Financial through leveraging their customer relationships with mortgage referrals to the Company.  RE/MAX is Canada's leading real estate organization with CAD $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices.  The RE/MAX franchise network, now in its 33rd year of consecutive growth, is a global real estate system operating in over 62 countries.  More than 6,000 independently-owned offices engage over 114,000 member sales associates who lead the industry in professional designations, experience and production, while providing real estate services in residential, commercial, referral, relocation and asset management.

Human Resources Activity:

As we continue to expand our business model to other geographical territories, the company will continue to seek out qualified candidates to expand our management team to sustain our growth strategies.  To date the company has assembled a strong management team of industry veterans and retained the services of professionals outside the industry to continue to grow the company.

There have been no changes to our corporate management team during the reporting period.

Liquidity and Capital Resources

As at September 30, 2007, we had $756,599 in cash and cash equivalents; $65,097 of referral fees held in Trust, $23,556 in prepaid expenses, $151,963 in equipment and recognized $4,695 in equipment under capital leases for a total of $1,001,910 in assets.  Comparatively as at December 31, 2006, we had $1,238,357 in cash and cash equivalents; $30,320 of referral fees held in Trust, $78,445 in prepaid expenses, $98,571 in equipment and recognized $5,198 in equipment under capital leases for a total of $1,450,891 in assets.

The Company had $529,017 in accounts payable, $430,391 in accrued liabilities, $145,407 in loans payable to a related party, $65,097 payable in a Trust liability, $5,104 in obligations under capital leases, $150,000 in bank indebtedness related to an unsecured line of credit, and other liabilities of:

➢	$77,031 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$644,181 for employee stock-based compensation; and,

➢	$229,518 for stock-based compensation accrual for origination and referral services;

for a total of $2,275,746 in liabilities as at September 30, 2007.  Comparatively, as at December 31, 2006, we had $407,346 in accounts payable, $213,547 in accrued liabilities, $204,868 in loans payable to a related party, $30,320 payable in a Trust Liability, $5,589 in obligations under capital leases, $98,682 in bank indebtedness related to an unsecured line of credit and other liabilities of:

➢	$232,082 for the current portion of stock-based compensation related to a 10 year RE/MAX marketing and service agreement;

➢	$813,850 for employee stock-based compensation; and,

➢	$109,134 for stock-based compensation accrual for origination and referral services;

for a total of $2,115,418 in liabilities as at December 31, 2006.

In our first nine months ending September 30, 2007, the Company had revenue of $7,015,870 and operating expenses of $8,724,053 for a quarterly net loss from operations of $1,708,183.  This quarterly operating loss is reduced to $980,759 if you exclude the non-cash charges for stock-based compensation as compared to an operating loss of $1,146,351 (net of non-cash charges for stock-based compensation) in our first nine months of 2006.

The following summarizes management’s comments on our comparative financial results to-date:

1.
As a result of our significant top-line growth, there has not been a significant improvement towards profitability in the year to-date as the company has had to invest to support this growth and begin to develop operational scalability.  It is expected that the Company’s operating leverage will significantly improve as revenue growth continues and our building operational capacity supports more of this revenue growth.

2.
Following Q1 2006, the Company has experienced an average growth rate in top line revenue of 53% for the past 6 quarters to the end of the current reporting period as demonstrated below.  Our third quarter gross revenue results represent a 159% increase to the same period of 2006.

	Average	Q3, 2007	Q2, 2007	Q1, 2007	Q4, 2006	Q3, 2006	Q2, 2006	Q1, 2006
Revenue		$ 3,379,632	$ 2,345,263	$ 1,290,975	$ 1,626,800	$ 1,306,746	$ 744,977	$ 344,758
Comparison (Quarter over Quarter)	53%	44%	82%	-21%	24%	75%	116%
Growth (Comparative to same period last Year)	193%	159%	215%	274%

While the company works towards profitability in executing it's business plan, we will rely upon the issuance of common stock and additional capital contributions from shareholders and investors to fund expenses. There are no guarantees that we will be successful in the industry.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business, we may periodically become subject to various lawsuits. The following is a summary of current legal actions pending against us which may be considered material and contingent liabilities or liabilities to the Company as well as the outcomes of other former proceedings that the Company is party to that may have been initiated or discontinued as of September 30, 2007.

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

2.
In addition, the Company is the defendant in two legal proceedings involving former employees on termination matters generally incidental to its businesses.  At the present time, the Company and its legal counsel agree that the outcome of these proceedings cannot be reasonably determined at this time.

Item 2. Changes in Securities.

1.
On July 7, 2007, the Company issued 125,000 restricted common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.   These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 PPM.   These shares were issued in anticipation of the initial participants shares being cancelled.

2.
Pursuant to a ten year licensing agreement dated January 30, 2006 and amended May 25, with RE/MAX, the Company issued 478,000 restricted common shares on July 7, 2007.  The shares were issued at $0.42 per share.

3.
Under the Company’s Service Compensation Plan and pursuant to a Purchase and Sale Agreement on July 23, 2007, the Company issued 40,000 restricted common shares to Alexander Gershtein in exchange for furniture and equipment valued at $45,416.

4.
On July 23, 2007, the Company issued 25,000 restricted common shares at a price of $1.00 per share to Kalymon Consulting Ltd in exchange for consulting services pursuant to a Consulting Services Agreement under the Company’s Service Compensation Plan.  Dr. Basil Kalymon provided strategic finance model development support relating to the development and execution of the Company`s stock based compensation plans; capital structure modelling support; and, financing term sheet review.  As per the Company’s press release on July 28, 2005.  Dr. Basil Kalymon is currently an instructing professor in the Executive MBA program and a member of the Finance Area at the Richard Ivey School of Business, University of Western Ontario located in London, Ontario, Canada

5.
On July 23, 2007, the Company issued 1,700,000 shares of restricted Company stock to its senior management team based upon draft management agreements that are expected to be executed by December 31, 2007.  These shares have not been released and the release is pending the finalizing and execution of management agreements.  These shares were issued under the Company`s Equity Compensation Plan.

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

MORTGAGEBROKERS.COM HOLDINGS, INC .

Date:	November 14, 2007	/s/ Alex Haditaghi
Alex Haditaghi
President, Secretary and Director