Form 10KSB
period 2007-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2008-04-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-KSB
_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2007

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

05-0554486
 (IRS Employer Identification Number)

11-260 Edgeley Boulevard, City of Vaughan, Ontario, L4K 3Y4
 (Address of principal executive offices)(Zip Code)

877-410-4848
(Registrant's telephone no. including area code)

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

Yes           ☑           No           ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes           ☐           No           ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Revenues for year ended December 31, 2007: $ 10,251,113.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 is: $3,309,741.

Number of shares of the registrant's common stock outstanding as of April 15, 2008 is: 38,516,470

Transfer Agent as of April 15, 2008:

Securities Transfer Corporation
2591 Dallas Parkway, Suite 102
Frisco, TX, 75034

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate Background

MortgageBrokers.com Holdings, Inc. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. and was initially established for the purposes of providing consulting and technical support to internet service providers to develop e-commerce market intelligence services.  On January 31, 2005, Alex Haditaghi, the Company’s current majority shareholder, chief executive officer and sole director, purchased 1,510,000 issued and outstanding shares from three shareholders of MagnaData Inc. for cash consideration ($692,813) in an arms length transaction.  This share purchase represented approximately 78% of MagnaData's common shares outstanding at the time of the transaction.  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our company to MortgageBrokers.com Holdings, Inc.  On March 21, 2005, the Company entered into a Stock Purchase Agreement and Share Exchange with Mortgagebrokers.com, Inc. (“MBI”), an Ontario, Canada, corporation, whereby the Company purchased all 1,000 issued and outstanding common shares of MBI from Alex Haditaghi, the sole shareholder of MBI, in exchange for the issuance to Mr. Haditaghi of 4,000,000 shares of our stock.  Pursuant to this agreement, MBI became our subsidiary for operating as a mortgage broker in Ontario.  In October 2005, we incorporated, as a wholly-owned subsidiary, a Canadian federally incorporated operating company for the purpose of expanding our mortgage broker licensure and operations across Canada.  Currently, through our subsidiaries, we act as a mortgage brokerage firm serving the borrowing needs of real estate professionals and individual home buyers across Canada.

Overview

Background

During the first half of 2005, management developed our business model, business plans and strategic market plans that included: organization of the company and divisions; identification of our sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ recruitment models; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

We began to establish bookkeeping practices in mid-2005 to account for multiple subsidiaries, sales channels, and products and services with an initial focus on two profit center sales channels, namely: the mortgage broker sales channel - a national network of fully commissioned mortgage broker agent teams, who were both mobile agents and were operating store front retail branch locations; and, the real estate sales channel - servicing strategic real estate partner lead referrals regionally supported with our network of mortgage agents.

During the last half of 2005, we began to execute our business strategy and generate revenue.  These activities included the recruitment and licensing of mortgage brokers and mortgage sales agents within our mortgage broker sales channel.  We have also commenced discussions with strategic market referral alliances in our real estate sales channel.  We have incurred expenses in the establishment of sales management resources and the launch of our mortgage broker and real estate sales channels.  We received revenue from these operations.

In the first two quarters of 2006, we continued to execute, test and refine our business strategy of recruiting and licensing mortgage brokerage books of business across Canada and solidifying our first two real estate strategic alliances, namely: Maxwell Realty Inc. (“Maxwell”) and RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”).  Our first two real estate strategic alliances provide us with added market access initially in Alberta, Ontario and Eastern Canada and eventually in the United States and the E.U.

During 2006, we announced that on January 31, 2006 and later amended on May 25, 2006, RE/MAX had executed a renewable 10-year strategic alliance marketing, referral and revenue sharing agreement with us.

The assets of Lending Source Canada Inc. in Alberta, Canada were acquired by our Company on March 10, 2006, from the owners of Maxwell in exchange for stock in our Company to provide a platform for servicing Maxwell and launching our business in western Canada.  A third owner of Lending Source Canada Inc. received no compensation but was hired by our Company as a sales executive servicing western Canada.  On April 12, 2006, our Company executed a three year renewable marketing, referral and revenue sharing agreement with Maxwell.

With the basic business model infrastructure in place, the Company’s focus through 2007 was towards recruitment of mortgage agents across Canada and growing our real estate referral relationships with RE/MAX and Maxwell.  In 2007, we had five full time senior sales executives strategically servicing sales territories across Canada, who divided their time between servicing existing agents in their territory, recruiting new books of business and promoting the Company.  Four of our senior sales executives were tasked in 2007 with expanding our penetration within our referral alliance franchise network, placing qualified mortgage agents within alliance franchise locations, and working towards making the referral relationship a success.  In 2007, our Company also commenced a pilot sales training program for our mortgage sales agency and commenced development of on-line www-based systems to support our national sales agency in the areas of Customer Relationship Management, Marketing, and training.

Products and Services

We are a mortgage origination company that has gained access to a full range of mortgage funding products from in excess of 40 banks, trusts and private lender sources.  The Company acts as broker only and is not a lender.  The Company has no ‘on balance sheet’ liabilities in case mortgage financing becomes default.  We are dedicated to finding the right loan, with the best rates, terms and costs, to meet each client's unique needs.  Our subsidiaries generate revenue by placing mortgages, on behalf of clients, with third party lenders who in return, pay the Company a commission fee.  The commission fee is a combination of finder's fees and volume bonus whose aggregate sum fee typically ranges between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume.  We currently earn additional commission revenue through the referral and placement of creditor insurance with third party insurance providers.  In general, when a client takes creditor insurance related to the mortgage transaction originated by the Company, the Company earns a commission which is estimated to be 20 to 30 basis points of the funded insurance amount.

Markets Served

Operations are presently conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta.

Distribution Methods for our Services

The Company provides its services to the consumer through a national sales agency network that is exclusively licensed with the Company.  Our national agency sales force are independent contractors operating exclusively under the Company's mortgage brokerage licensure and brand who operate regionally as mobile sales professionals and teams; alternatively, they may establish regional retail offices from which they build sales teams leveraging the Company’s business model.  As at December 31, 2007, we had 320 licensed mortgage agents operating across Canada and our agents had established 27 retail office locations under the Company brand.

Market Conditions

The Canadian Association of Accredited Mortgage Professionals (“CAAMP”) Chief Economist reported in November 2007 that as of August 2007, there was CDN $787 billion of outstanding residential mortgage credit in Canada.  It is estimated that this figure would be $815 billion by the end of 2007.  It is estimated that the market is growing approximately 8.5% per year which represents an estimated 2008 mortgage origination market volume of CDN $70 billion.

According to CAAMP, mortgage brokers captured 30% of the annual mortgage origination market in 2007.  Most industry sales referral relationships have been established at the individual mortgage agent level.  It is conservatively estimated by the Company that there are in excess of 10,000 active mortgage agents operating in Canada (based on a reported 11,000 membership reported in the January 2008 Mortgage Journal published by Naylor Canada Inc. for CAAMP).

The Canadian mortgage origination market is fragmented, with an estimated 50% of the market captured by five large Canadian mortgage origination companies or “Super Brokers” who also lay claim to having more than two-thirds of the active mortgage agents licensed in Canada.  It is a growing trend to establish national corporate sales referral arrangements with strategic alliances, and there is significant market competition in the recruitment of mortgage agents and their associated ‘books of business’ amongst the mortgage originators.

There are two primary consolidation business models being executed in the Canadian market place:  the sales agency model and the franchise model.  The primary tools amongst brokerages for executing a competitive strategy in recruiting mortgage agents has been exercised through increasing commission splits (which currently ranges between 60 and 95% of the total commission fees received are paid out to the mortgage agent), the development of brand and the provision of administrative and marketing services.

We believe that the most significant long standing mortgage broker industry issues affecting fragmentation in the market place include the matters of ownership, career exit strategy and agent retention.

Competitive Business Conditions

Mortgage origination in Canada can be segmented into three broad categories and their relative market share: (i) bank branch networks - 48%; (ii) bank mobile mortgage sales teams - 22%; and (iii) mortgage brokers - 30%.  Over the past decade, the relative share for the bank branch networks had decreased as consumer demand for accessibility and specialization intensify.

It is conservatively estimated by the Company that there are in excess of 11,000 active mortgage agents operating in Canada (based on a reported 11,000 membership reported in the January 2008 Mortgage Journal published by Naylor Canada Inc. for CAAMP).  The Canadian mortgage origination market is very fragmented, with an estimated 50% of the market captured by five large Canadian mortgage origination companies or “Consolidating Brokerages” who also lay claim to having more than two-thirds of the active mortgage agents licensed in Canada.  There is significant market competition in the recruitment of mortgage agents and their associated ‘books of business’ amongst the mortgage originators.

Our Company’s direct competition in the Canadian marketplace are the major bank mobile mortgage sales teams and the consolidating mortgage brokerages.

The primary tools used by our competitor consolidating brokerages for executing a competitive strategy in recruiting mortgage agents has been increasing commission splits (which currently ranges between 60 and 100% of the total commission fees received are paid out to the mortgage agent), the development of brand and the provision of administrative and marketing services.

The competitor mobile sales teams of the major banks compete with us by leveraging bank brand appeal, exclusive mortgage products and leveraging captive bank customer base.  In an effort to compete with mortgage brokers who offer varying credit quality mortgage solutions of numerous lenders, the bank mortgage sales forces have begun allowing their sales teams to offer other lender products outside their credit parameters.

Our Business Model

Overview

We have designed our business model to incorporate two principal elements which we believe will attract those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We also believe that mortgage brokerages have long suffered from their inability to retain their top loan originators, typically losing them to competing brokerages that offer increased commissions with very little sustainable value.  In addition, in today’s consolidating environment, we believe many sales agents have seen the companies they work with sold to large financial institutions or brokerages with nothing to show from the transaction when it is they who are responsible for creating much of the value associated with the transaction.  Therefore, management believes there is pent up demand within the industry for a mortgage brokerage model that will address what we believe to be the industry’s long- standing issues of agent retention and equity ownership.

As Canada’s first and, at present, only publicly-traded and independent (non-bank owned) mortgage brokerage, we have strategically positioned our Company as a consolidator attracting those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We have developed what we believe to be a unique transparent business model that allows us to rapidly and sustainably develop our national sales agency and long term sales referral sources around which we can diversify our product offering and develop our brand for the consumer.

We have accordingly designed a business model to provide mortgage agents with the potential to earn equity in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

The Company has also developed strategic alliances with long-established and dominant real estate brands with a view to providing our affiliated agents access, on a volume basis, to mortgage referrals.  To this end, the Company has established long-term regional strategic alliances with RE/MAX in eastern Canada and Maxwell in western Canada.

The RE/MAX “Mortgage Solution Program” was launched on June 1, 2006 and, as of November 7, 2007, 76 RE/MAX franchises across Ontario and Atlantic Canada, representing in excess of 30% of the RE/MAX Franchise network sales force, were participating in the referral program.  RE/MAX is Canada's leading real estate organization with an estimated CDN $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices.

The Maxwell “Mortgage Solution Program” was launched on April 12, 2006.  Maxwell is the largest independent real estate company in Alberta, Canada.  According to the agreement, our mortgage agents will service the Maxwell network which, since its inception in 1999, has grown to over 20 offices with over 650 successful real estate agents throughout the province of Alberta.  In addition to Maxwell's six Calgary offices, franchises have been established in Canmore, Lethbridge, Edmonton, Fort McMurray, Stettler, Airdrie, Medicine Hat, Red Deer and Chestermere Lake, Alberta.

Incentives for Mortgage Brokers

Our business model provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company, generally based upon the future discounted cash flow margin contribution to our Company’s bottom line of mortgage volume origination by each exclusively contracted mortgage agent, pursuant to the execution of a stock warrant agreement.  The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is three years following execution of an exclusive agency contract with the Company.  It is currently anticipated that the first Company stock warrants associated with this program will be executed by contracted sales mortgage agents in the fall of 2008 which may be monetized in 2009 at the earliest. As reported in the Company's Form 8K filing on June 9, 2006, Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the next 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the Company's capital structure.

The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure.  Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees.  In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time.  In practice, recruited mortgage sales agents execute an exclusive agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor. The mortgage agents agree to operate under the terms of the sales agreement and the mortgage broker licensure and brand of the Company and allow the Company to take typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services.  No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business.  The Company does not take an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

Incentives for Strategic Real Estate Brokerage Partners

In addition to issuing stock-based compensation to our referral market alliances, the Company compensates cash referral fees associated with funded mortgages, the bulk of which is directed to the real estate agent and their broker.  In the RE/MAX program, our referral fees are directed through the broker into a registered retirement fund administered by The Manufacturers Life Insurance Company (“Manulife Financial”).  In this way, the real estate agent get the benefit of the referral commission by leveraging their current customer base and the added benefit of receiving a tax benefit resulting from deposits automatically made into their Registered Retirement Savings Plan.

RE/MAX Agreements

Pursuant to a ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, and pursuant to the execution of a one year renewable service level agreement by the RE/MAX Franchisee, the Company provides its expertise in respect of North American mortgage finance and origination business solutions to RE/MAX and its franchisees and their salespersons in the form of a program to be known as the “Mortgage Broker Solution.”  In return, RE/MAX agreed to refer to our Company all requests for mortgage financing that are received directly by RE/MAX whether received on the RE/MAX web site or otherwise.

In consideration for this alliance, the Company offers the RE/MAX franchises, associated sales associates and RE/MAX revenue sharing from mortgage referrals that result in a funded mortgage.  In addition to revenue sharing, RE/MAX and their network were provided the opportunity to be equity participants in the Company, through a one-time equity private placement offering of up to 6 million units at $1 per unit, each unit comprised of one share and one full warrant, each warrant convertible into one further share at an exercise price that is 30% below the 30 day moving average price of the Company shares preceding the date such warrants are exercised.  One-fifth (1/5) of such warrants were to be exercisable on each anniversary date of the closing of the offering in each of the first five years following the completion of the offering and if not so exercised would expire.  On June 1, 2006 this private placement was completed and 2,112,470 shares at $1.00 per share for the amount of $2,112,470 were issued.  A payment of $1,852,344.00 was received and promissory notes for the balance of $265,000 were executed.  Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to RE/MAX Ontario-Atlantic Canada Inc. which were convertible to stock at the same price as offered through the private placement ($1.00 per share).  These notes were converted to shares on June 12, 2006.  By December 31, 2007, the Company had collected $110,000 in promissory notes receivable associated with the private offering.  Based on non-payment of outstanding promissory notes, the Company commenced cancellation of issued shares having outstanding promissory notes totaling $125,000 with new replacement subscriptions resulting in a cash payment of $60,000 and a new promissory note of $65,000.  As at December 31, 2007, the cancellation of the 125,000 shares associated with the private placement was still in progress, which left the Company with a subscription receivable balance outstanding associated with the PPM of $220,000, which includes the promissory note of $65,000.  As at December 31, 2007, warrants associated with the PPM were exercised for 64,086 shares of our common stock for a purchase price of $64,086.  As at December 31, 2007, the Company had a subscription receivable balance associated with these warrant exercises of $7,540.

The Company agreed, on each anniversary of the commencement of the Re-MAX agreement, for so long as such agreement remains in force, commencing on June 1, 2007, to issue to the purchasers in the private offering, at no additional cost, a number of common shares of the Company that are equal in number to 25% of the total number of shares initially issued to purchaser (such right to additional shares being assignable at the discretion of the person entitled thereto).  The Company also agreed with Re/MAX that it would not, prior to June 1, 2010 and without the prior written consent of RE/MAX, issue any new shares, options or warrants or other instruments convertible into shares; and that, (ii) RE/MAX shall have a first right of refusal to purchase any shares proposed to be issued out of treasury during the term of this agreement for the purpose of capital investment and to advance funds pursuant to any instrument proposed to be issued by the Company that is convertible into shares.   Further, the Company agreed that, within 60 days following the closing of the private placement offering, to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to register the shares subscribed for pursuant to such offering and the Amended Agreement.  This registration statement was not filed.

Maxwell Agreement

Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume.

Trade Marks

We have made application in Canada to register the marks “MortgageBrokers.com” and “Security through Ownership” as being trade marks of our Company.  These applications are still in due process.  Both applications have been formalized and are currently awaiting examiner’s reports.

Government Licenses

In Canada, our services are governed under licenses granted by the respective provincial governments under various versions of a “Mortgage Brokers Act”.  Our subsidiaries are currently holding licenses in good standing in the provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta.  Typically, our licensure is renewed annually.  The Mortgage Brokers Act is being updated and amended in many jurisdictions the Company operates in.  The biggest changes that might have an affect on the Company that are being considered are associated with new educational requirements for mortgage agents.  We see this as a very positive step to help ensure that our agents are as professional and educated as possible which should enhance the Consumer experience.

Employees

As at March 31, 2008, our Company had 15 full-time staff.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company negotiated and executed a 5 year lease agreement commencing July 31, 2007 for our corporate offices at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.

The Company negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and is party to a five (5) year lease commencing in May 1, 2007.

The Company is not party to any regional lease obligations associated with the 27 retail office locations of our sales agency.

ITEM 3. LEGAL PROCEEDINGS

Peter Doherty, a former employee, commenced an action against both of the Company’s subsidiaries, MortgageBrokers.com Inc. and MortgageBrokers.com Financial Group of Companies Inc on July 31, 2007 in the Ontario Superior Court of Justice for wrongful termination.  The statement of claim was for an aggregate payment of CDN $600,000 plus interest and costs.  The Company filed a statement of defense on September 5, 2007.   A mediation took place in this matter on February 11, 2008, and at that time a settlement was reached between the parties whereby MortgageBrokers.com Inc. would pay $23,500 to Peter Doherty.

On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties, including the Company, MortgageBrokers.com Inc (“MBI”), our Ontario subsidiary, and Alex Haditaghi, our principal shareholder, sole director and chief executive officer, and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN$1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005 pursuant to which Trisan agreed to loan all of the defendants except the Company (such defendants referred to hereinafter as the “Borrowing Parties”) the sum of CDN$750,000, which funds were to be used by Mr. Haditaghi for the purpose of acquiring the shares of Magna Data, Inc. (the “Magna Data Shares”).  Trisan alleged in its statement of claim, among other things, that:

(i)	it ultimately loaned upwards of CDN$550,000 pursuant to the loan agreement,

(ii)	the Magna Data Shares were to be pledged as security for repayment of its loan to Haditaghi

(iii)	it was to have been issued, upon certain conditions, upwards of 500,000 shares of the Company’s common stock, and

(iv)	the funds advanced to Mr. Haditaghi and/or MBI were never repaid;

(v)	Trisan obtained security for such repayment of the loan from a number of the Borrowing Parties, but not from MBI.

In January 2007, the Company and the Borrowing Parties filed a statement of defense, cross-claim and counterclaim in response to Trisan’s statement of claim, in which the defendants alleged breach of the loan agreement by Trisan.

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered that the Borrowing Parties pay Trisan the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  The court further ordered the dismissal of the counterclaim filed by the Company and the Borrowing Parties and ordered that the balance of Trisan’s claims contained in its statement of claim should proceed to trial. The Court further ordered that 500,000 unrestricted shares of the Company be deposited by the defendants with an escrow agent upon payment of the above ordered amounts, pending final disposition of Trisan’s other claims and that costs of the motion for summary judgment be fixed at CDN$5,000 payable to Trisan within 90 days.  Upon payment of the judgment amount, the security provided for the loan would be released.

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MBKR”.

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The market for our common stock is sporadic.

2007	High	Low
First Quarter	$1.15	$0.59
Second Quarter	$2.27	$0.31
Third Quarter	$0.50	$0.35
Fourth Quarter	$0.43	$0.30

2006	High	Low
First Quarter	$2.35	$1.25
Second Quarter	$1.70	$0.98
Third Quarter	$1.00	$0.54
Fourth Quarter	$1.01	$0.25

Holders

On December 31, 2007, there were 363 shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2007 in accordance to an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans not Approved by Security Holders	0	0	19,500,000

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel.  The adequacy of this plan is evaluated annually by Company management.  As of December 31, 2007, no options had been issued under this plan.  On July 23, 2007, the Company’s Board of Directors authorized the issuance 1,700,000 shares of restricted (Rule 144) Company stock to its senior management team pursuant to the plan.  These shares have not been released and the release is pending the finalizing and execution of management agreements.  The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2008.

On March 1, 2005 the Board of Directors approved a program (“Service Compensation Plan”) whereby Company stock would be issued for services, inaugurating its service compensation program which is embodied in its negotiated agreements with service providers.  The purpose of the Service Compensation Plan is to enhance the Company’s stockholder value and maximize the available capital resources of the Company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered.  This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership.  Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company.  The total number of shares currently authorized for issuance under the Service Compensation Plan is 5,000,000.

Recent Sales of Unregistered Securities

During 2007, the Company issued the following restricted shares of its common stock, in each case relying upon the exemption from registration afforded by Regulation S or Section 4(2) of the United States Securities Act of 1933:

On July 7, 2007, the Company issued 478,000 restricted common shares under the terms of its Mortgage Service License Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.42 per share.

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

On November 2, 2007, the Company committed to issuing 50,000 shares to vFinance, Inc. and affiliates in exchange for investment banking services pursuant to the execution of an investment banking service agreement for services over the following 12 months.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the fiscal years ended December 31, 2007 and 2006.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2007 and notes thereto appearing elsewhere in this form 10-KSB.

Overview

In operation since 2005, our Company is a mortgage brokerage operation whose national agency sales force service the borrowing and refinancing needs of individual home buyers.  We have access to a full range of mortgage lenders and our agents’ source and negotiate the loan with the best rates, terms and costs to meet each customer's unique needs.  The company acts as broker only and is not a lender.  The company has no ‘on balance sheet’ liabilities in case mortgage financing becomes default.  The Company has established what it believes to be unique strategic alliances within the real estate industry for mortgage origination referrals.  Our national agency sales force consists of independent contractors operating exclusively under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams leveraging the Company’s business model.  The primary services that the Company provides to our national agency sales network is mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agents transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

In 2007, operations were conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta.

As at December 31, 2007, we had 320 licensed mortgage agents operating across Canada and our agents had established 27 retail office locations under the Company brand.  The number of mortgage agents in our national sales agency at the end of the reporting period represents a 66% increase over that of 2006.

Results of Operations

Gross revenue in 2007 increased by 155% from 2006 to $10,251,113, which management believes was directly related to increasing the number of sales agency mortgage agents by 67% and having a significant portion of our sales agency’s book of business mature early in the year so that mortgage origination volumes were maximized during typical summer and fall seasonal business peak periods.

The following summarize material trends and outlooks related to our comparative income statement:

1.	operating expenses increased in 2007 by 105% over 2006

2.	Gross revenue increased by 155% from 2006 to $10,251,113

3.
The Company’s operating expenses increased in 2007 by 105% over 2006. The primary components that make up this increase are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation:

•
73% of the operating expenses in 2007 were associated with agent commissions.  Agent commission fees as a percent of revenues increased by 15% from 2006 to 2007.  This is primarily related to an increase in the volume of mortgage origination that was sourced from referral alliances (from which the Company receives a marginally smaller portion of the commission fees) and the introduction of higher commission fees paid out to very large agent teams (in excess of $100 million in mortgage origination annually);

•	11% of the operating expenses in 2007 were associated with salaries and benefits. Salaries and benefits as a percent of total operating expenses decreased by 31% from 2006 to 2007.

•	General and administrative expenses as a percent of total operating expenses decreased by 41% from 2006 to 2007.

•	Occupancy costs increased 33% from 2006 to $126,886 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future.

•	Stock-based compensation decreased by 12% from 2006 to $852,015 and represented less than 10% of total operating expenses in 2007.

Liquidity and Capital Resources

As at December 31, 2007, we had $830,852 in cash; $44,936 of Referral Fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to a Manulife administered RRSP account owned by RE/MAX sales agents), $148,611 in prepaid expenses, $153,474 in equipment and recognized $4,278 in equipment under capital leases for a total of $1,182,151 in assets.  Comparatively as at December 31, 2006, we had $1,238,357 in cash and a total of $1,450,891 in total assets.

As at December 31, 2007, we had $791,419 in accounts payable, $149,601 in accrued liabilities related to services received but not invoiced yet and employee vacation accrual, $170,691 in loans payable to a related party, $434,584 in employee tax deductions payable, $989,145 in accrued stock-based compensation, $151,316 in bank indebtedness related to an unsecured line of credit, $44,936 in trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, and $773,658 in accrued expenses associated with a legal judgment for a total of $3,509,994 in liabilities.  Comparatively as at December 31, 2006, the Company had $149,911 in accounts payable, $178,276 in accrued liabilities, $204,868 in loans payable to a related party, $ 292,706 in employee tax deductions payable, $30,320 payable in a trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, $5,589 in obligations under capital leases, $1,155,066 in stock-based compensation accrual and $98,682 in bank indebtedness related to an unsecured line of credit for a total of $2,115,418 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period as compared to 2006:

•	Cash and cash equivalents decreased by 33% from 2006 to $830,852. This trend was primarily due to a reduction in working capital reserves.

•
Prepaid expenses increased by 89% from 2006 to $148,611.  The trend was primarily related to funding growth and expansion through 2007 where increases were seen in the recruitment of mortgage agents whose registration fees were incurred as a prepaid expense in the fall of 2007 for the following year but had not been collected yet from the agent; and, increases were incurred in prepaid rent over the same period in 2006 related to the leasing of our current corporate offices.  We do not expect that the rate of increase experienced through 2007 over 2006 will continue through 2008 due, in part, to the Company implementing a new policy to obtain receipt of agent registration expenses in advance of such registration and due, in part to the fact that the company doesn’t expect the remaining existing prepaid expenses to increase during 2008.

•
Bank indebtedness increased by 53% over 2006 to $151,316.  The Company continues to make full use of all available credit to supplant working capital.  Management expects to commence principal payments to eliminate bank indebtedness when it achieves operational profitability.

•
Accounts payable increased 428% over 2006 to $791,419.  This is a direct result of mortgage agent recruitment program success, as the bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures.  The company expects that this trend will continue through 2008 assuming our mortgage agent recruitment program continues the pace in 2008 as experienced in 2007.

•
The Company has accrued in 2007 for the liability of a partial summary judgment to a claim to which the Company is a party.  The calculated judgment liability is $773,658.  While the full amount of the judgment was accrued, it is the expectation of management that only a portion, if any, of the liability will be satisfied by the Company in this multi-party judgment.  See discussion below.

•
Employee tax deductions payable increased by 48% from 2006 to $434,584.  Company management has meet with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full in 2008.  See discussion below.

•
Stock-based compensation accruals vary widely year over year.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Unless and until the Company increases its revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders.

Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 beginning February 28, 2008 with the remaining balance due on September 30, 2008.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court for the amount owing to CRA.  The liability currently bears interest at 9% annually.

Judgment in Lawsuit

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered MBI, the Company’s subsidiary, and other parties to pay the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  See Item 3 above.  This judgment was appealed, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.   No decision has yet been made as to allocation of liability for the judgment among the parties, who are currently in settlement negotiations with a view to settling payment of the judgment as well as resolving all other claims outstanding between the parties.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured which occurs when the brokerage fee from the bank has been advanced.

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 12.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2007, the Company incurred a loss of $2,843,781 (2006 - $2,008,677).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop our referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2008, the board of directors of the Company approved the engagement of DNTW Chartered Accountants, LLP (“DNTW”), as its new independent accountant.

On January 23, 2008, Jewett, Schwartz, Wolfe & Associates (the “Accountant”), resigned as the Company’s independent auditor.  The Accountant was engaged on May 16, 2007, and, therefore, served as the Company’s independent accountant for just over eight months.  During that limited period of service, the Accountant did not issue any audit report on the Company’s financial statements because it did not conduct any audit of the financial statements of the Company, there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with any report it might have issued on the financial statements of the Company, and there were no reportable events described in Item 304(a)(1)(iv) of Regulation S-B.

On May 16, 2007, SF Partnership LLP (“SF Partnership”) resigned as our independent registered public accounting firm.  SF Partnership’s audit report for the years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a)  Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the fourth calendar quarter of 2007 and as of December 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth, as of March 31, 2008, the name and age of our sole director and executive officers.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position

Alex Haditaghi	35	President, CEO, CFO and Chairman of the Board
Dong Lee	34	Vice President of Operations
Robert Hyde	44	Vice President of Finance & Administration
Davindra Persaud	36	Corporate Controller
Matthew Laverty	36	Vice President of Sales - Eastern Canada
Dave Mercer	47	Vice President of Sales - Western Canada

Business Experience

The following summarizes the occupation and business experience of our sole director and executive officers:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Alex Haditaghi has been working in the mortgage industry in Canada since 1999 and has extensive experience in both residential and commercial mortgages.  Mr. Haditaghi formed Lending Tree Canada Inc., a private mortgage brokerage operating in Canada, in 2000.  He served as President for five years until he founded MortgageBrokers.com in January 2005.  Since then, Mr. Haditaghi has been the CEO, CFO and sole director of MortgageBrokers.com Holdings, Inc. and President of its two subsidiaries.  Mr. Haditaghi is responsible for the business vision, expansion, capital resources, hiring, establishing corporate policy and providing overall leadership to the organization.

Dong Lee, Vice President of Operations

Dong Lee has been vice president of operations at our Company since joining us in April, 2005.  Mr. Lee is responsible for establishing, managing and expanding our mortgage agent and referral commission and compliance operations, lender relations, and responsible for overall business model development.

Prior to joining MortgageBrokers.com, Mr. Lee was Senior Manager-Alternate Delivery Channels, for Scotiabank where he oversaw the strategic development of both Scotiabank's mobile mortgage sales team and mortgage broker delivery channels.  In this position, Lee was responsible for the strategic marketing and development of sales programs.  Mr. Lee worked at Scotiabank from January 2001 to April 2005.  Before joining Scotiabank, Mr. Lee spent several years as the Business Development Officer for Canada Mortgage & Housing Corporation (“CMHC”), where he managed and grew the market share of CMHC's largest lender portfolio. Before specializing in the mortgage sector, Lee spent several years with TD Bank Financial group as Manager of Korean banking.  Under that position, Lee envisioned, launched and managed the Korean Banking Centre, establishing a multi million dollar referral network with several of the largest banks in Korea.

Mr. Lee is a graduate from Queen's University's undergraduate business program.  During his time at Queen's, Mr. Lee studied international business at Herstmonceux Castle in Hailsham, England.  Mr. Lee completed his MBA in 2007 through Dalhousie University.

Robert Hyde, Vice President of Finance & Administration

Mr. Hyde joined MortgageBrokers.com in April of 2005.  His responsibilities include corporate development, finance, agreement preparation and administration, administration of warrant, option and other capital structure programs, regulatory and legal liaison, private placement memorandum and registration statement preparation, and accounting system oversight and support.

Prior to joining MortgageBrokers.com, Mr. Hyde had a 17 year career in the engineering, software and management consulting industries servicing the real estate, financial services and petrochemical industries with significant business building experience and leadership roles in Canada, the US, and the EU.  Most recently, Robert was Managing Director of Paladin Capital Ventures. Paladin Capital Ventures provides early stage technology based companies/divisions/ entrepreneurial subsidiaries with business model development, strategic planning, finance and capital planning, facilitating Venture Capital and Private Placement, and providing strategic market planning services.  From 1998 to 2004, Robert was the founder and managing director of eRealVantage Incorporated, a real estate investment portfolio securitization technology company servicing the REIT and pension fund portfolio market place.  From 1992 to 1998, he was President of Enviro Cheq Corporation and Vice President of the knowledge-based environmental risk management company, Trillium Environmental Corporation.

Mr. Hyde graduated from the Richard Ivey School of Business, University of Western Ontario (MBA) in 2003 and received his Masters of Engineering degree from University of Windsor in 1990.  He is a Professional Engineer in the Province of Ontario and has completed numerous executive training courses including the Art of Negotiation.  He is currently completing his CFA designation.

Davindra Persaud, Corporate Controller

Mr. Persaud joined MortgageBrokers.com in June 2007 after having spent the last 9 years working with various large and medium sized public accounting firms where he specialized in accounting, audit, tax and financial reporting for publicly traded companies listed in Canada and the United States.  As a public accountant, Mr. Persaud had the opportunity to audit and work with multi-national public companies in various industries including the financial services sector supporting them with their accounting and reporting needs.

Mr. Persaud earned his Bachelor of Arts in Economics from the University of Western Ontario in 1995 and received his Chartered Accountants license and designation from the Institute of Chartered Accountants of Ontario in 2002.  Mr. Persaud is currently in the process of obtaining his Certified Public Accountant designation in the United States.

Matthew Laverty, Vice President of Sales - Eastern Canada

Since joining our company in September, 2005, Mr. Laverty's role at MortgageBrokers.com has been to lead the execution of our Mortgage Broker Channel Sales plan across Eastern Canada.  He leads our acquisition strategy and establishes our national network of mortgage broker managing partners.

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

Dave Mercer, Vice President of Sales - Western Canada

Since joining our Company in September of 2005, Mr. Mercer has been responsible for introducing MortgageBroker.com's value proposition to mortgage agents across the country through executing the company's `Broker Channel Acquisition Program'.  Through this program, MortgageBrokers.com will be offering mortgage agents equity ownership in a public company in exchange for their origination volume.  In addition, Mr. Mercer will be focusing on expanding the company's product offering to strengthen the sustainability of MortgageBroker.com's business model, while further legitimizing the broker channel as a first choice for financing.  Through ongoing diversification of the company's product offerings and associated revenue streams, Mr. Mercer will help the executive management team build sustainable Mortgage Broker Partner commissionable earnings.

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

Directors; Committees

The Company currently has only one director and, as such, has no nominating, audit or other committees of its board of directors.  The sole director of the Company does not qualify as an “audit committee financial expert.”

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Mr. Haditaghi has not filed a Form 5 for 2007, but intends to complete such filing in the near future.  None of the Company’s executive officers other than Mr. Haditaghi have filed a Form 3 or a Form 5 but intend to complete such filing in the near future.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer and has filed a copy of this Code of Ethics as an exhibit hereto.

ITEM 10. EXECUTIVE COMPENSATION

The following summarizes the Companies named executive officers compensation:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)[1]	Bonus ($) (d)	Stock Awards ($)[2]	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2007 2006	$120,930 $87,449	0 0	259,459 0	0 0	0 0	0 0	0 0	$380,389 $87,449
Dong Lee, VP, Operations	2007 2006	$120,930 $ 113,159	0 0	107,040 180,000	0 0	0 0	0 0	0 0	$227,970 $293,159
Robert Hyde, VP, Finance	2007 2006	$120,930 $107,775	0 0	278,320 42,500	0 0	0 0	0 0	0 0	$399,250 $150,275
Dave Mercer, VP-Sales	2007 2006	$118,604 $ 77,160	0 0	154,247 56,940	0 0	0 0	0 0	0 0	$272,851 $134,100
Matthew Laverty, VP-Sales	2007 2006	$120,155 $ 97,002	0 0	105,126 68,328	0 0	0 0	0 0	0 0	$225,281 $165,330

Footnotes:

1:  The executive’s base salary was paid in Canadian dollars.  In Canadian dollars, the base salary was $130,000 in 2007 for each executive.  It was converted to USD for presentation in the table as required using the conversion factor (USD $1.0 = CDN $1.075), the annual average exchange rate for 2007 as reported by the Bank of Canada.  The annual average exchange rate for 2006 as reported by the Bank of Canada was USD $1.0 = CDN $1.134.

2:  The equity-awards were earned by the identified executive management and are pending release upon completion of employment agreements.  The employment agreements are expected to be completed in 2008.  The equity awards are based on verbal agreements between Company management and the Company CEO as disclosed in past filings.  The portion of the stock-based compensation that were registered in 2007 were issued at a price of $0.43.  The portion of stock-based compensation that was owing to the employee at year end was valued at $0.30.  All stock-based compensation earned in 2006 were owing at December 31, 2006 and therefore valued at $0.80.

Narrative Disclosure to the Summary Compensation Table

The employment agreements for all of executive officers are presently being prepared.  The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2008.  The company is currently in the process of preparing employment agreements which are expected to be executed in 2008.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END TABLE
	OPTION AWARDS					STOCK AWARDS
Name and principal position (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)[1]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)[2] (e)	Option Expiration Date (f)	Number of Shares or units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned shares, Units or other rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned shares, Units or other rights that have not Vested ($) (j)
Alex Haditaghi, Chairman and CEO	0	0	0	0	0	0	0	0	0
Dong Lee, VP, Operations	0	0	0	0	0	0	0	0	0
Robert Hyde, VP, Finance	0	0	0	0	0	0	0	0	0
Dave Mercer, VP-Sales	0	0	0	0	0	0	0	0	0
Matthew Laverty, VP-Sales	0	0	0	0	0	0	0	0	0
Compensation of Directors

No additional compensation is paid to Alex Haditaghi, our sole director.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at April 15, 2008, no options to Company employees, officers or directors are outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (1)

Alex Haditaghi	25,734,000	66.9%

All executive officers and directors as a group	25,734,000	66.9%

 (1) Based on 38,466,470 shares of common stock issued and outstanding as of December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For the period of September 2006 to March 2007, the Company operated from a property owned by a related party and did not incur any rent expenses during this period.

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company’s majority shareholder.  The Company’s lease agreement obligation was extended from two to five years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation filed February 1, 2005
3.4	Bylaws (1)
10.1	2003 Equity Compensation Plan (1)
10.2	Stock Purchase Agreement and Share Exchange dated March 21, 2005 by and among Mortgagebrokers.com Holdings, Inc., Mortgagebrokers.com, Inc., and Alex Haditaghi (2)
10.3	License Agreement dated January 30, 2006 between RE/MAX Ontario-Atlantic Canada Inc. and Mortgagebrokers.com Holdings, Inc. (3)
10.4	Amendment to License Agreement dated May 25, 2006 by and among Mortgagebrokers.com Holdings, Inc., RE/MAX Ontario-Atlantic Canada Inc, and Alex Haditaghi, (4)
10.5	Service Agreement dated April 12, 2006 between Mortgagebrokers.com Financial Group of Companies, Inc. and Maxwell Realty Inc.
10.6	Service Level Agreement between Mortgagebrokers.com Financial Group of Companies, Inc. and RE/MAX Franchisees
10.7	Lease between Mark Pharmaceutical Services Inc. and Mortgagebrokers.com, Inc.

10.8	Financial Advisory and Investment Banking Agreement dated November 2, 2007 between vFinance Investments, Inc. and Mortgagebrokers.com Holdings, Inc.
10.9	Form of Subscription Agreement entered into between the Company and investors in the Company’s 2006 Private Offering
14.1	Code of Ethics (5)
21.1	List of Subsidiaries
31.1	Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

___________________________
Footnotes:

(1)	This exhibit was filed with our Registration Statement on Form SB-2 filed on June 2, 2003 (SEC Filed No. 333-117718) and is incorporated herein by this reference.

(2)	This exhibit was filed with our Current Report on Form 8-K filed on March 22, 2005 and is incorporated herein by this reference.

(3)	This exhibit was filed with our Current Report on Form 8-K filed on February 1, 2006 and is incorporated herein by this reference.

(4)	This exhibit was filed with our Current Report on Form 8-K filed on June 13, 2006 and is incorporated herein by this reference.

(5)	This exhibit was filed with our Annual Report on Form 10-KSB on March 31, 2005 and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007 and 2006, we were billed approximately $54,000 and $70,000, respectively for professional services rendered for the audit and reviews of our financial statements.  The current year fees include $24,000 related to quarterly review fees paid to our previous auditors.

Tax Fees

For the Company's fiscal year ended December 31, 2007 and 2006, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company was billed approximately $5,000 in fees related to accounting and audit services rendered by our principal accountant for the fiscal year ended December 31 st , 2007 to restate our financials for the 2006 first, second and third quarters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 15, 2008
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY MAGNADATA, INC.) CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 AND 2006

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets	F2

Consolidated Statements of Operations and Comprehensive Loss	F3

Consolidated Statements of Stockholders' Deficit	F4 - F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 - F25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc.
(Formerly MagnaData, Inc.)

We have audited the accompanying consolidated balance sheet of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (Formerly MagnaData, Inc.) (a Delaware corporation) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (Formerly MagnaData, Inc.) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern.  Note 1 also describes management’s plans to address these financial matters.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants

Markham, Canada
March 17, 2008 except for notes 8, 18 and 19 b) which are dated April 14, 2008

F1

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$830,852	$1,238,357
Referral fees held in trust (note 3)	44,936	30,320
Prepaid expenses	148,611	78,445

Total Current Assets	1,024,399	1,347,122
Equipment, net (note 4)	153,474	98,571
Equipment Under Capital Leases (note 5)	4,278	5,198

Total Assets	$1,182,151	$1,450,891

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness (note 6)	$151,316	$98,682
Accounts payable	791,419	149,911
Accrued liabilities	149,601	178,276
Employee tax deductions payable (note 7)	434,584	292,706
Accrued legal judgment (note 8)	773,658	-
Advances from related party (note 9)	170,691	204,868
Trust liability (note 3)	44,936	30,320
Obligation under capital leases - current portion (note 10)	2,602	1,674
Stock-based compensation accrual - current portion (note 11a)	102,066	232,082
Employee stock-based compensation accrual (note 11b)	657,260	813,850

Total Current Liabilities	3,278,133	2,002,369
Obligation Under Capital Leases (note 10)	2,042	3,915
Stock-based Compensation Accrual (note 11c)	229,819	109,134

Total Liabilities	3,509,994	2,115,418

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,466,470 (2006: 36,088,470) issued and outstanding (note 12)	3,847	3,609
Additional Paid-in Capital	3,424,264	2,179,443
Additional Paid-in Capital - Warrants (note 13)	622,211	732,605
Subscription for Stock	64,086	-
Subscription Receivable (note 14)	(227,540)	(242,301)
Treasury Stock (note 15)	(25,234)	(17,779)
Accumulated Other Comprehensive Loss	(33,009)	(7,417)
Accumulated Deficit	(6,156,468)	(3,312,687)

Total Stockholders' Deficit	(2,327,843)	(664,527)

Total Liabilities and Stockholders' Deficit	$1,182,151	$1,450,891

(The accompanying notes are an integral part of these consolidated financial statements.)

F2

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Operations and Comprehensive Loss
Years Ended December 31, 2007, and 2006

	2007	2006

Revenue	10,251,113	4,023,281

Expenses
Commission and agent fees	8,998,410	3,067,143
Salaries and benefits	1,320,600	931,260
General and administrative expenses	968,296	800,134
Employee stock-based compensation (note 11b)	574,410	187,939
Stock-based compensation (note 18a, 18b, and 18c(i))	120,685	109,134
Stock-based compensation (note 18c(ii))	70,744	232,082
Stock-based compensation for services (note 12)	86,451	441,000
Interest expense - beneficial conversion feature	-	108,840
Occupancy costs (note 16)	126,886	95,212
Depreciation expense	31,707	26,408

Total Operating Expenses	12,298,189	5,999,152

Loss from Operations	(2,047,076)	(1,975,871)

Other Expenses
Interest, Finance and Other Expenses	(83,285)	(32,806)

Loss Before Income Taxes	(2,130,361)	(2,008,677)

Provision for income taxes (note 17)	-	-

Net Loss Before Extraordinary Item	(2,130,361)	(2,008,677)

Extraordinary Item
Legal judgment – net of tax (note 8)	(713,420)	-

Net Loss	(2,842,781)	(2,008,677)

Foreign Currency Translation Adjustment	(25,592)	(10,630)

Total Comprehensive Loss	(2,869,373)	(2,019,307)

Net Loss per Share - Basic and Diluted During the Year	(0.08)	(0.06)
Net Loss per Share - Basic and Diluted During the Year – net of extraordinary item	(0.06)	(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Year	37,174,199	35,693,625

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2007 and 2006

	Common Shares	Stock Amount	Accumulated Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription for Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2005	33,935,000	$3,394	$760,111	$-	$100,000	$(630,000)	$-	$3,213	$(1,304,010)	$(1,067,292)

Shares issued for cash:
March 14, 2006 - Issued for $1.00 per share (note 12)	100,000	10	99,990	-	(100,000)	-	-	-	-	-
June 12, 2006- Issued for $1.00 per share (note 12)	2,112,470	211	2,112,259	-	-	-	-	-	-	2,112,470
Issuance of warrants (note 13)			(732,605)	732,605
Shares issued for services:
March 14, 2006 - Issued for $1.80 per share (note 12)	245,000	24	440,977	-	-	-	-	-	-	441,001
April 25, 2006- Issued for $0.5 per share (note 12)	1,000,000	100	499,900	-	-	-	-	-	-	500,000
October 30, 2006 - Issued for $0.53 per share (note 12)	96,000	10	50,870	-	-	-	-	-	-	50,880
Shares issued for equipment:
March 14, 2006- Issued for $0.59 per share (note 12)	100,000	10	58,791	-	-	-	-	-	-	58,801
Cancelled shares:
August 8, 2006 (note 12)	(500,000)	(50)	(499,950)	-	-	-	-	-	-	(500,000)
September 8, 2006 (note 12)	(1,000,000)	(100)	(629,900)	-	-	-	-	-	-	(630,000)
Subscription receivable (note 14)						630,000				630,000
Subscription receivable (note 14)	-	-	-	-	-	(242,301)	-	-	-	(242,301)
Purchase of treasury stock (note 15)	-	-	-	-	-	-	(17,779)	-	-	(17,779)
Reduction in legal fees	-	-	(58,000)	-	-	-	-	-	-	(58,000)
Beneficial conversion feature of convertible debenture	-	-	77,000	-	-	-	-	-	-	77,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	(10,630)	-	(10,630)
Net loss for the year	-	-	-	-	-	-	-	-	(2,008,677)	(2,008,677)

Balances at December 31, 2006	36,088,470	$3,609	$2,179,443	$732,605	$-	$(242,301)	$(17,779)	$(7,417)	$(3,312,687)	$(664,527)

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Stockholders' Deficit (Continued)
Years Ended December 31, 2007 and 2006

	Common Shares	Stock Amount	Accumulated Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription for Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2006	36,088,470	$3,609	$2,179,443	$732,605	$0	$(242,301)	$(17,779)	$(7,417)	$(3,312,687)	$(664,527)

Shares issued for cash:
July 7, 2007 - Issued for $1 per share (note 12)	125,000	12	124,988	-	-	-	-	-	-	125,000
Shares issued for services:
January 3, 2007 - Issued for $0.75 per share (note 12)	10,000	1	7,499	-	-	-	-	-	-	7,500
July 7, 2007- Issued for $0.42 per share (note 12)	478,000	48	200,712	-	-	-	-	-	-	200,760
July 23, 2007 – Issued for $1 per share (note 12)	25,000	3	24,997	-	-	-	-	-	-	25,000
July 23, 2007 – Issued at $0.43 per share (note 12)	1,700,000	170	730,830	-	-	-	-	-	-	731,000
Shares issued for equipment:
July 23, 2007 - Issued for $1.14 per share (note 12)	40,000	4	45,412	-	-	-	-	-	-	45,416
Exercise and expiry of Warrants:
September 30, 2007, (note 12)	-	-	110,394	(110,394)	-	-	-	-	-	-
Subscription for stock (note 14)	-	-	-	-	64,086	-	-	-	-	64,086
Subscription receivable (note 14)	-	-	-	-	-	14,761	-	-	-	14,761
Adjustments	-	-	(11)	-	-	-	-	-	-	(11)
Purchase of treasury stock (note 15)	-	-	-	-	-	-	(7,455)	-	-	(7,455)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(25,592)	-	(25,592)
Net loss for the year	-	-	-	-	-	-	-	-	(2,843,781)	(2,843,781)

Balances at December 31, 2007	38,466,470	$3,847	$3,424,264	$622,211	$64,086	$(227,540)	$(25,234)	$(33,009)	$(6,156,468)	$(2,327,843)

(The accompanying notes are an integral part of these consolidated financial statements.)

F5

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statement of Cash Flows
Year Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net loss	$(2,843,781)	$(2,008,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,707	26,408
Loss on disposal of assets	-	25,578
Interest expense - beneficial conversion feature	-	108,840
Stock issued for services	86,451	441,000
Employee stock-based compensation	(156,590)	187,939
Stock-based compensation accrual	1,022,912	341,216
(Increase) decrease in net assets:
Referral fees held in trust	(14,616)	(30,320)
Prepaid expense	(102,617)	(17,677)
Accounts payable	641,508	312,673
Accrued liabilities	(28,675)	213,547
Employee tax deduction payable	141,878	-
Accrued legal judgment	773,658	-
Trust liability	14,616	30,320

Net Cash Used in Operating Activities	(433,549)	(369,153)

Cash Flows from Investing Activities
Purchase of equipment, net	(37,268)	(29,094)
Disposal of equipment	-	25,578
Equipment under capital leases	-	(5,198)

Net Cash Used in Investing Activities	(37,268)	(8,714)

Cash Flows from Financing Activities
Deferred offering costs	-	8,598
Proceeds from notes payable	-	23,000
(Repayments of) obligation under capital leases	(945)	5,589
Repayment of advances from related party	(34,177)	(127,997)
Proceeds from issuance of common stock	14,761	829,634
Purchase of treasury stock	(7,455)	(17,779)
Proceeds from issuance of warrants	-	732,605
Subscription for stock	64,086	-
Increase in bank indebtedness	52,634	4,104

Net Cash Provided by Financing Activities	88,904	1,457,754

Net (Decrease) Increase in Cash and Cash Equivalents	(381,913)	1,079,887

Foreign Exchange on Balances	(25,592)	(10,623)

Cash and Cash Equivalents - Beginning of Year	1,238,357	169,093

Cash and Cash Equivalents - End of Year	$830,852	$1,238,357

Supplemental Cash Flow Information
Interest paid	$18,679	$4,944

Income taxes paid	$-	$-

Stock issued for equipment	$45,416	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.          Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., which registered a change of name with the state of Delaware in February 2005 and  Subsidiaries (the “Company”) was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

The planned operations of the Company consists of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”). Operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company) and MortgageBrokers.com Financial Group of Companies, Inc. (Canadian federal company), in Canada only.

Change of Control

On January 31, 2005, the Company’s majority shareholder, Alex Haditaghi, purchased 1,510,000 common stock from three shareholders of MagnaData Inc. for cash consideration ($692,813) in an arm’s length transaction. This share purchase represented approximately 78% of MagnaData’s common stock outstanding at the time of the transaction, based on the Company’s December 2004, Form 10-KSB. On February 11, 2005 MagnaData Inc.’s name was changed to MortgageBrokers.com Holdings, Inc.

As part of the sale, $74,727 of the Company’s debt was forgiven by a third party and $5,698 of the Company’s debt and accrued interest was forgiven by a shareholder which resulted in a gain on forgiveness of debt of $80,425 for the year ended December 31, 2005.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2007, the Company incurred a loss of $2,843,781 (2006 - $2,008,677).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

F7

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

1.          Nature of Business and Going Concern (cont'd)

Going Concern (cont'd)

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop our referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

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

2.          Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)    Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

b)    Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

c)    Equipment, net

Equipment is stated at cost. Depreciation is calculated using the following annual rates and methods base on the estimated useful lives of the assets:

Furniture and equipment	20% declining
Computer equipment	30% declining
Computer software	30% declining
Leasehold improvements	20% straight line

F8

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2.          Summary of Significant Accounting Policies (cont'd)

d)    Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured which occurs when the brokerage fee from the bank has been advanced.

e)    Use of Estimates

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

f)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

F9

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2.          Summary of Significant Accounting Policies (cont'd)

g)    Impairment of Long-lived Assets

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

h)    Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 12.

F10

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 20076 and 2006

2.          Summary of Significant Accounting Policies (cont'd)

i)    Income Taxes

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

j)    Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure in the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended 31 December 2007 and 2006.  The Company had stock options and warrants which, due to the losses incurred, are considered anti-dilutive equity instruments, accordingly, the effect of these instruments have not been reflected in loss per share for the years ended 31 December 2007 and 2006.

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

l)    Comprehensive Income or Loss

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

F11

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2.          Summary of Significant Accounting Policies (cont'd)

m)    Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

n)    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Defining Fair Value Measurement” ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

F12

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

2.          Summary of Significant Accounting Policies (cont'd)

n)    Recent Accounting Pronouncements (cont'd)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value of Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 will have on its financial position.

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

F13

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

3.          Referal Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program is fully established for new entrants to the program. It is expected that these funds will be deposited into the respective agents' RRSP in the fourth quarter of 2008. As of December 31, 2007 $44,936 in referral fees has accumulated in the trust account and the commitment to transfer the funds to the agents’ RRSP accounts is recorded as trust liability.

4.          Equipment, net

			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Depreciation	2007	2006

Furniture and equipment	$172,926	$50,675	$122,251	$83,650
Computer equipment	23,270	10,212	13,058	14,921
Leasehold improvements	20,807	2,642	18,165	-

	$217,003	$63,529	$153,474	$98,571

5.          Equipment Under Capital Leases

	2007	2006
Computer equipment	$7,189	$6,115
Less: accumulated depreciation	(2,911)	(917)

	$4,278	$5,198

The equipment under the capital leases is depreciated on a 30% declining balance.

6.          Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At year end $0 (2006 - $30,033) was available on the line of credit.

F14

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

7.          Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (CRA) related to employee salaries.  The Company has negotiated agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 beginning February 28, 2008 with the remaining balance due on September 30, 2008.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court for the amount owing to CRA.  The liability currently bears interest at 9% annually.

8.          Accrued Legal Judgment

On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties, including the Company, MortgageBrokers.com Inc (“MBI”), our Ontario subsidiary, and Alex Haditaghi, our principal shareholder, sole director and chief executive officer, and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN$1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005 pursuant to which Trisan agreed to loan all of the defendants except the Company (such defendants referred to hereinafter as the “Borrowing Parties”) the sum of CDN$750,000, which funds were to be used by Mr. Haditaghi for the purpose of acquiring the shares of Magna Data, Inc. (the “Magna Data Shares”).  Trisan alleged in its statement of claim, among other things, that:

        (i) it ultimately loaned upwards of CDN$550,000 pursuant to the loan agreement,
        (ii) the Magna Data Shares were to be pledged as security for repayment of its loan to Haditaghi
       (iii) it was to have been issued, upon certain conditions, upwards of 500,000 shares of the Company’s common stock, and
       (iv) the funds advanced to Mr. Haditaghi and/or MBI were never repaid;
       (v) Trisan obtained security for such repayment of the loan from a number of the Borrowing Parties, but not from MBI.

In January 2007, the Company and the Borrowing Parties filed a statement of defense, crossclaim and counterclaim in response to Trisan’s statement of claim, in which the defendants alleged breach of the loan agreement by Trisan..

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered that the Borrowing Parties pay Trisan the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  The court further ordered the dismissal of the counterclaim filed by the Company and the Borrowing Parties and ordered that the balance of Trisan’s claims contained in its statement of claim should proceed to trial. The Court further ordered that  500,000 unrestricted shares of the Company be deposited by the defendants with an escrow agent upon  payment of the above ordered amounts, pending final disposition of Trisan’s other claims and that costs of the motion for summary judgment be fixed at CDN$5,000 payable to Trisan within 90 days.  Upon Payment of the judgment amount, the security provided for the loan would be released.

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.  Please see note 18 and 19 for further details.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

9.          Advances from Related Party

As of December 31, 2007, the controlling shareholder and Chief Executive Officer of the Company had advanced $170,691 (December 31, 2006 - $204,868) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

F15

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

10.        Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	2007	2006
2007	$-	3,044
2008	3,578	3,044
2009	2,212	1,882

Total minimum lease payments	5,790	7,970

Less: amount representing interest at approx. 30%	(1,146)	(2,381)

Total obligation under capital leases	4,644	5,589

Less: current portion	(2,602)	(1,674)

Long-term portion	$2,042	3,915

11.        Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of December 31, 2007, the Company has accrued, as stock-based compensation payable, 340,220 common shares at a price of $0.30 per share for a total of $ 102,066 payable to the parties referred to in note 18c(ii).

b)	As of December 31, 2007, the Company has accrued, as employee stock-based compensation, $657,260 (2006 - $813,850) under its Equity Compensation Plan referred to in note 12.

c)
As of December 31, 2007, the Company has accrued, as stock-based compensation,766,063 common shares at a price of $0.30 per share for a total of $229,819 payable to the parties referred to in note 18a, 18b, and 18c(i).

F16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

12.        Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2007 and 2006.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

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

F17

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

12.        Capital Stock  (cont'd)

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2007, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2008. The company is currently in the process of amending the existing employment agreements which are expected to be executed in 2008. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

F18

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

On March 14, 2006, the Company issued 50,000 common shares at a price of $1.80 per share for total amount of $90,000 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arm’s length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.

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

On April 25, 2006, the Company issued 500,000 common shares in error.  These shares were subsequently cancelled on August 8, 2006.

F19

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

12.        Capital Stock  (cont'd)

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

13.        Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extend for the first year only, to September 30, 2007.  As of December 31, 2007, 223,078 of the warrants were exercised at an average price of $0.29.  As of December 31, 2007, 206,416 warrants expired, 223,078 warrants were exercised and 1,682,976 warrants remains outstanding and exercisable.

14.        Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,852,344 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of December 31, 2007, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of December 31, 2007 two new participants subscribed for 125,000 shares under the private placement and as of December 31, 2007, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, on September 30, 2007, 223,078 warrants issued under the private placement were exercised for a total value of $64,086, see note 13.  The stock has not been issued on the exercise of these warrants and is included in subscription for stock in the consolidated statement of stockholders deficit.  As of December 31, 2007, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the consolidated statement of stockholders deficit.

F20

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

15.        Treasury Stock

During 2007, the company acquired 12,500 common shares of the Company at an average price of $0.60 per share for a total of $7,455.  In the previous year, the Company acquired 31,600 common shares of the Company at an average value of $0.56 per common share, for a total of $17,779.

16.        Occupancy Costs - Related Party

On February 1, 2005, the Company agreed to sublease, on a month to month basis, the office previously occupied by a company under common control. All lease payments were paid directly to the lessor, who is an arm’s length party. This lease was completed in August 2006.

For the period of September 2006 to March 2007, the Company operated from a property owned by a related party and did not incur any rent expenses during this period.

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder.  The Company’s lease agreement obligation was extended from two to five years.

17.        Income Taxes

The Company has paid no federal or state income taxes. As of December 31, 2007, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,593,612 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,221,828	$747,629
Net book value and tax value differences	(35,434)	-
Valuation allowance for deferred income tax assets	(1,186,394)	(747,629)

Total deferred tax effect	$-	$-

      The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2006 - 34%) rate to the provision for income taxes:

	2007	2006
Deferred Tax Provision:
Expected income tax benefit	$677,107	$747,629
Valuation allowance	(677,107)	(747,629)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

Due to the losses incurred since inception and expected future operating results, management has determined that the Company does not meet the 'more likely than not' criteria that the deferred tax assets resulting from the tax losses available for carry forward and the differences in tax bases of assets will be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

F21

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

18.        Commitments and Contingencies

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

F22

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

18.        Commitments and Contingencies (cont'd)

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

F23

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

18.        Commitments and Contingencies (cont'd)

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

d)   The Company has signed lease agreements for computer and office equipment. Committed future payments are as follows:

2008	$9,247
2009	$6,802
2010	$5,816
2011	$4,140
2012	$3,662

e)   On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.:

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2008	$8,810
2009	$8,810
2010	$9,985
2011	$10,572
2012	$3,524

F24

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

f)   On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office. The agreement was effective commencing April 1, 2007 for a two year term.

The Company had the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also had the option to purchase the office space, by May 31, 2007, for $986,815.  The company did not exercise its option to purchase the office space.  On August 1, 2007 the office space was sold (note 16) and the lease commitment period was extended from 2 to 5 years.

Future minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2008	$105,938
2009	$105,938
2010	$105,938
2011	$105,938
2012	$61,797

18.        Commitments and Contingencies (cont'd)

Contingencies

Note 8 describes a series of events which results in a continuing legal matter.  Given that the judgment further allows additional matters in the original Statement of Claim to proceed to trial the company may incur additional costs and liabilities.  An estimate of the contingent liability to which the Company is party to by way of this continued action cannot reasonably be determined at this time and could be as much as the difference between partial summary judgment and the original claim amount plus interest.

19.        Subsequent Events

a)	On February 5, 2008, the Company issued 50,000 restricted common shares of Company stock under the terms of its Investment Banking agreement with vFinance Investments, Inc. dated November 2, 2007. These shares were issued under the Company’s Service Compensation Plan.

b)	On March 31, 2008 the judgment referred to in note 8 and note 18 was upheld.

20.        Comparative Figures

       Certain figures for the year period have been reclassified to conform to the current year’s financial statement presentation.

F25