Form 10KSB/A
period 2007-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2008-04-23
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

AMENDMENT NO. 1 TO FORM 10-KSB
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

Dated: April 23, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 23, 2008
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY MAGNADATA, INC.) CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007 AND 2006

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Public Accounting Firm DNTW Chartered Accountants, LLP	F1

Report of Independent Registered Public Accounting Firm SF Partnership, LLP	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Stockholders' Deficit	F5 - F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8 - F26

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

F2

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

14.        Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of December 31, 2007, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of December 31, 2007 two new participants subscribed for 125,000 shares under the private placement and as of December 31, 2007, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, on September 30, 2007, 223,078 warrants issued under the private placement were exercised for a total value of $64,086, see note 13.  The stock has not been issued on the exercise of these warrants and is included in subscription for stock in the consolidated statement of stockholders deficit.  As of December 31, 2007, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the consolidated statement of stockholders deficit.

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

F25

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

F26