Form 10-Q
period 2008-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2008-05-20
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Edgeley Boulevard, Suite 11, Concord, Ontario L4K 3Y4
(Address of principal executive offices and zip code)

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 20, 2008
Common Stock, $.0001 par value	38,516,470

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-26.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the periods ending March 31, 2008 and 2007.  The following information should be read in conjunction with the reviewed consolidated financial statements for the period ending March 31, 2008 and notes thereto appearing elsewhere in this form 10-Q.

Overview

In operation since 2005, our Company is a mortgage brokerage operation whose national agency sales force service the borrowing and refinancing needs of individual home buyers.  We have access to a full range of mortgage lenders and our agents’ source and negotiate the loan with the best rates, terms and features to meet each customer's unique needs.  The company acts as broker only and is not a lender.  The company has no ‘on balance sheet’ liabilities in case mortgage financing becomes default.  The Company has established what it believes to be unique strategic alliances within the real estate industry for mortgage origination referrals.

Our national agency sales force consists of independent contractors operating exclusively under the Company's licensure who may operate regionally as individual businesses or they may establish regional retail offices from which they build agency sales teams leveraging the Company’s business model. The primary services that the Company provides to our national agency sales network are: mortgage brokerage licensure; a national brand and related marketing initiatives; a regulatory compliance service associated with our agent’s transactions; a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents and their referral sources; revenue optimization for our agents through deal flow aggregation; the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market; and, information technology services.

Our Company generates revenue by placing mortgages, on behalf of clients, with third party lenders who in return, pay the Company a commission fee.  The commission fee is a combination of finder's fees and volume bonus whose aggregate sum fee typically ranges between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume.  We currently earn additional commission revenue through the referral and placement of creditor insurance with third party insurance providers.  In general, when a client takes creditor insurance related to the mortgage transaction originated by the Company, the Company earns a commission which is estimated to be 20 to 30 basis points of the insurance sale.

Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees. In addition to earned commission fees, our business model also provides our mortgage agents with the potential to earn equity in our Company based on their annual mortgage origination volume. This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes. It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

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

Over the reporting period and to-date, operations were conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta.

As at May 14, 2008, we had 370 licensed mortgage agents operating across Canada and our agents had established 25 retail office locations under the Company brand.  The number of mortgage agents in our national sales agency at the end of the reporting period represents an 84% increase over that of the same period in 2007.  As at March 31, 2008, our Company had 15 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Gross revenue in our first quarter in 2008 increased by 86% from that of 2007 to $2,399,402, which management believes was directly related to increasing the number of sales agency mortgage agents by 84%.

The Company’s operating expenses nominally increased in the first quarter of 2008 by 9% over the same period in 2007.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation:

·     89% of the operating expenses in the reporting period were associated with agent commissions.  Agent commission fees as a percent of revenues decreased by 10% from the first quarter 2007 as compared to that of 2008.

·     16% of the operating expenses in the reporting period were associated with salaries and benefits.  Salaries and benefits increased nominally by 13% from the first quarter 2007 as compared to that of 2008.

·     General and administrative expenses increased by 27% from the first quarter 2007 as compared to that of 2008.

·     Occupancy costs increased 436% from the first quarter 2007 to $39,444 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future and a nominal rent increase at our regional corporate offices in Calgary.

·     Stock-based compensation in the first quarter of 2008 was determined to be a negative charge as a result of the stock price decrease over the recent term.  This negative charge had a significant positive effect on reducing the reported total operating expenses and resulted in a positive recorded net income.

The Company recorded a positive Net Income for the first quarter of 2008.  While we believe the Company is making progress towards profitability and a positive free cash flow, the positive net income reported during the reporting period was primarily related to negative charges reported by the Company associated with stock-price affected stock based compensation calculations.

Liquidity and Capital Resources

As at March 31, 2008, we had $590,441 in cash; $17,075 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to a Manulife administered RRSP account owned by RE/MAX sales agents), $102,182 in prepaid expenses, $140,214 in equipment and recognized $3,816 in equipment under capital leases for a total of $853,728 in assets.  Comparatively as at March 31, 2007, we had $830,852 in cash and a total of $1,182,151 in total assets.

As at March 31, 2008, we had $599,360 in accounts payable, $281,244 in accrued liabilities related to services received but not invoiced as of March 31, 2008 and employee vacation accrual, $180,539 in loans payable to a related party, $398,347 in employee tax deductions payable, $593,231 in accrued stock-based compensation, $145,929 in bank indebtedness related to an unsecured line of credit, $17,075 in trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, capital lease obligations of $3,878 and $746,110 in accrued expenses associated with a legal judgment for a total of $2,965,713 in liabilities.  Comparatively as at December 31, 2007 at the beginning of the reporting period, the Company had $791,419 in accounts payable, $149,601 in accrued liabilities, $170,691 in loans payable to a related party, $ 434,584 in employee tax deductions payable, $44,936 payable in a trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, $4,644 in obligations under capital leases, $989,145 in stock-based compensation accrual and $151,316 in bank indebtedness related to an unsecured line of credit for a total of $3,509,994 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

·   Cash and cash equivalents decreased by 29% over the reporting period to $590,441.  This trend was primarily due to a reduction in working capital reserves as cash-based expenses exceeded revenues.

·   Accounts payable decreased 24% over the reporting period to $599,360.  The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures.  The decrease represents a reduction of Work in Progress payable during the slowest mortgage season of the year.  The company expects that this trend will not continue through 2008 assuming our mortgage agent recruitment program continues the pace in 2008 as experienced in 2007.

·   The Company has accrued in 2007 for the liability of a partial summary judgment to a claim to which the Company is a party.  The calculated judgment liability is $746,110.  While the full amount of the judgment was accrued, it is the expectation of management that only a portion, if any, of the liability will be satisfied by the Company in this multi-party judgment.  See discussion below.

· Employee tax deductions payable decreased by 8% over the reporting period to $398,347 as the Company incrementally paid down the payable. Company management has met with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full in 2008. See discussion below.

·   Stock-based compensation accruals vary year over year.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Unless and until the Company increases its revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders.

Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 beginning February 28, 2008 with the remaining balance due on September 30, 2008.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA is in the process of registering a Certificate in the Canadian Federal Court for the amount owing to CRA. The liability currently bears interest at 9% annually.

Judgment in Lawsuit

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered MortgageBrokers.com Inc., the Company’s subsidiary, and other parties to pay the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  See Item 4 below.  This judgment was appealed, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at CDN $5,000.  No decision has yet been made as to allocation of liability for the judgment among the parties, who are currently in settlement negotiations with a view to settling payment of the judgment as well as resolving all other claims outstanding between the parties.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the reporting period ended March 31, 2008, the Company incurred a Net Income of $160,229 (Q1 2007 a net loss of - $749,100).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)             Management’s Quarterly Report on Internal Control Over Financial Reporting.

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

In the fourth calendar quarter of 2007 and as of March 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)    Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Peter Doherty, a former employee, commenced an action against both of the Company’s subsidiaries, MortgageBrokers.com Inc. and MortgageBrokers.com Financial Group of Companies Inc on July 31, 2007 in the Ontario Superior Court of Justice for wrongful termination.  The statement of claim was for an aggregate payment of CDN $600,000 plus interest and costs.  The Company filed a statement of defence on September 5, 2007.  A mediation took place in this matter on February 11, 2008, and at that time a settlement was reached between the parties whereby MortgageBrokers.com Inc. would pay $23,500 to Peter Doherty.

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

In January 2007, the Company and the Borrowing Parties filed a statement of defence, cross-claim and counterclaim in response to Trisan’s statement of claim, in which the defendants alleged breach of the loan agreement by Trisan.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the reporting period, the following non monetary transactions were completed by the Company on a service for stock basis. It is the Company’s accounting policy that in certain circumstances, stock, generally valued at the 5 day moving average price of the trading value of the stock at the time the associated agreement was executed, might be issued for the procurement of assets, provision of advisory and other services.

On February 5, 2008, the Company issued 50,000 restricted common shares at a price of $0.191 per share for total amount of $9,550 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arm’s length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

 (a)          Exhibits

31.1      Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)          Reports of Form 8-K

On January 29, 2008, the Company filed a Form 8K disclosing the resignation of its auditor.

On February 7, 2008, the Company filed an amended Form 8K regarding the resignation of its auditor.

On February 12, 2008, the Company filed a Form 8K disclosing the appointment of a new independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: May 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	May 20, 2008
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES (FORMERLY MAGNADATA, INC.) CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 AND 2007

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

CONTENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (loss)	F4

Consolidated Statements of Cash Flows	F5

Notes to Consolidated Financial Statements	F6 - F24

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$590,441	$830,852
Referral fees held in trust (note 3)	17,075	44,936
Prepaid expenses	102,182	148,611

Total Current Assets	709,698	1,024,399
Equipment, net (note 4)	140,214	153,474
Equipment Under Capital Leases (note 5)	3,816	4,278

Total Assets	$853,728	$1,182,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness (note 6)	$145,929	$151,316
Accounts payable	599,360	791,419
Accrued liabilities	281,244	149,601
Employee tax deductions payable (note 7)	398,347	434,584
Accrued legal judgment (note 8)	746,110	773,658
Advances from related party (note 9)	180,539	170,691
Trust liability (note 3)	17,075	44,936
Obligation under capital leases - current portion (note 10)	1,836	2,602
Stock-based compensation accrual - current portion (note 11a)	70,837	102,066
Employee stock-based compensation accrual (note 11b)	388,798	657,260
Stock-based compensation accrual – current portion (note 11c)	61,781	-

Total Current Liabilities	2,891,856	3,278,133
Obligation Under Capital Leases (note 10)	2,042	2,042
Stock-based Compensation Accrual (note 11c)	71,815	229,819

Total Liabilities	2,965,713	3,509,994

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,516,470 (2007: 38,466,470) issued and outstanding (note 12)	3,852	3,847
Additional Paid-in Capital	3,433,809	3,424,264
Additional Paid-in Capital - Warrants (note 13)	622,211	622,211
Subscription for Stock	64,086	64,086
Subscription Receivable (note 14)	(227,540)	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Income (Loss)	13,070	(33,009)
Accumulated Deficit	(5,996,239)	(6,156,468)

Total Stockholders' Deficit	(2,111,985)	(2,327,843)

Total Liabilities and Stockholders' Deficit	$853,728	$1,182,151

 (The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Revenue	2,399,402	1,290,975

Expenses
Commission and agent fees	1,986,185	1,189,234
Salaries and benefits	351,256	310,117
General and administrative expenses	242,224	190,796
Employee stock-based compensation (note 11b)	(268,462)	182,106
Stock-based compensation (note 18a, 18b, and 18c(i))	(96,223)	42,507
Stock-based compensation (note 18c(ii))	(31,229)	105,623
Stock-based compensation for services (note 12)	372	7,500
Occupancy costs (note 16)	39,444	7,353
Depreciation expense	8,296	4,839

Total Operating Expenses	2,231,863	2,040,075

Income (Loss) from Operations	167,539	(749,100)

Other Expenses
Interest, Finance and Other Expenses	(7,310)	-

Income (Loss) Before Income Taxes	160,229	(749,100)

Provision for income taxes (note 17)	-	-

Net Income (Loss)	160,229	(749,100)

Foreign Currency Translation Adjustment	46,079	1,139

Total Comprehensive Income (Loss)	206,308	(747,961)

Net Income (Loss) per Share - Basic and Diluted During the Period	0.00	(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Period	38,497,239	36,098,248

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$160,229	$(749,100)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation	8,296	4,839
Stock issued for services	372	7,500
Employee stock-based compensation	(268,462)	182,106
Stock-based compensation accrual	(105,902)	148,130
(Increase) decrease in net assets:
Referral fees held in trust	27,861	(30,492)
Prepaid expense	34,057	337
Accounts payable	(192,059)	(48,357)
Accrued liabilities	131,643	-
Employee tax deduction payable	(36,237)	-
Accrued legal judgment	(27,548)	-
Trust liability	(27,861)	30,492

Net Cash Used in Operating Activities	(295,611)	(454,545)

Cash Flows from Investing Activities
Disposal of equipment	5,426	-

Net Cash Provided by Investing Activities	5,426	-

Cash Flows from Financing Activities
Repayments of obligation under capital leases	(766)	(265)
Advances (Repayment) from related party	9,848	(36,669)
Proceeds from issuance of common stock	-	32,301
Purchase of treasury stock	-	(7,455)
(Decrease) increase in bank indebtedness	(5,387)	5,187

Net Cash Provided by Financing Activities	3,695	(6,901)

Net Decrease in Cash and Cash Equivalents	(286,490)	(461,446)

Foreign Exchange on Balances	46,079	(10,599)

Cash and Cash Equivalents - Beginning of Period	830,852	1,238,357

Cash and Cash Equivalents - End of Period	$590,441	$787,510

Supplemental Cash Flow Information
Interest paid	$2,602	$1,577

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

1.          Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., which registered a change of name with the state of Delaware in February 2005 and  Subsidiaries (the “Company”) was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

Mortgage brokerage operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company) and MortgageBrokers.com Financial Group of Companies, Inc. (Canadian federal company), in Canada only.   The planned operations of the Company consists of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2008, the Company generated a profit of $160,229 (2007 a loss of - $749,100).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

2.             Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

d)         Equipment, net

Equipment is stated at cost. Depreciation is calculated using the following annual rates and methods based on the estimated useful lives of the assets:

Furniture and equipment	20% declining
Computer equipment	30% declining
Computer software	30% declining
Leasehold improvements	20% straight line

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

g)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 157, “Defining Fair Value Measurement” ("SFAS No. 157"), the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

2.             Summary of Significant Accounting Policies (cont'd)

o)         Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

3.            Referral Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program is fully established for new entrants to the program. It is expected that these funds will be deposited into the respective agents' RRSP throughout 2008.

4.             Equipment, net

			Net Book	Net Book
			Value	Value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2008	2007

Furniture and equipment	$172,926	$60,924	$112,002	$122,251
Computer equipment	23,270	11,621	11,649	13,058
Leasehold improvements	20,807	4,244	16,563	18,165

	$217,003	$76,789	$140,214	$153,474

5.            Equipment Under Capital Leases

	March 31,	December 31,
	2008	2007
Computer equipment	$7,189	$7,189
Less: accumulated depreciation	(3,373)	(2,911)

	$3,816	$4,278

The equipment under the capital leases is depreciated on a 30% declining balance.

6.            Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At March 31, 2008 $0 (December 31, 2007 - $0) was available on the line of credit.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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
(iv)	the funds advanced to Mr. Haditaghi and/or MBI were never repaid; and,
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

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.  Please see note 18 and for further details.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

9.            Advances from Related Party

As of March 31, 2008, the controlling shareholder and Chief Executive Officer of the Company had advanced $180,539 (December 31, 2007 - $170,691) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

10.          Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	March 31,	December 31,
	2008	2007
2008	$2,669	3,578
2009	2,212	2,212

Total minimum lease payments	4,881	5,790

Less: amount representing interest at approx. 30%	(1,003)	(1,146)

Total obligation under capital leases	3,878	4,644

Less: current portion	(1,836)	(2,602)

Long-term portion	$2,042	2,042

11.          Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of March 31, 2008, the Company has accrued, as stock-based compensation payable, 472,247 (December 31, 2007 – 340,220) common shares at a price of $0.15 (December 31, 2007 - $0.30) per share for a total of $ 70,837 (December 31, 2007 - $102,066) payable to the parties referred to in note 18c(ii).

b)	As of March 31, 2008, the Company has accrued, as employee stock-based compensation, $388,798 (December 31, 2007 - $657,260) under its Equity Compensation Plan referred to in note 12.

c)
As of March 31, 2008, the Company has accrued, as stock-based compensation, 890,640 common shares at a price of $0.15 per share for a total of $133,596 payable to the parties referred to in note 18a, 18b, and 18c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

12.          Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2008.

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2008, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2008. The company is currently in the process of amending the existing employment agreements which are expected to be executed in 2008. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

On February 5, 2008, the Company issued 50,000 common shares at a price of $0.191 per share for total amount of $9,550 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arm’s length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

13.          Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of March 31, 2008, 223,078 of the warrants were exercised at an average price of $0.29.  As of March 31, 2008, 206,416 warrants expired, 223,078 warrants were exercised and 1,682,976 warrants remain outstanding and exercisable.

14.          Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of March 31, 2008, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of March 31, 2008 two new participants subscribed for 125,000 shares under the private placement and as of March 31, 2008, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, on September 30, 2007, 223,078 warrants issued under the private placement were exercised for a total value of $64,086, see note 13.  The stock has not been issued on the exercise of these warrants and is included in subscription for stock in the equity section of the balance sheet.  As of March 31, 2008, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

15.         Treasury Stock

During 2007, the Company acquired 12,500 common shares of the Company at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company at an average value of $0.56 per common share, for a total of $17,779.

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

17.          Income Taxes

The Company has paid no federal or state income taxes. As of March 31, 2008, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,828,925 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,301,835	$876,005
Net book value and tax value differences	(35,434)	-
Valuation allowance for deferred income tax assets	(1,266,401)	(876,005)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2006 - 34%) rate to the provision for income taxes:

	2008	2007
Deferred Tax Provision:
Expected income tax benefit	$80,006	$178,326
Valuation allowance	(80,006)	(178,326)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

19.          Comparative Figures

Certain figures for the period have been reclassified to conform to the current period’s financial statement presentation.

F24