Form 10-Q
period 2008-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2008-08-14
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $.0001 par value	38,516,470

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-22.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending June 30, 2008 and 2007.  The following information should be read in conjunction with the reviewed consolidated financial statements for the period ending June 30, 2008 and notes thereto appearing elsewhere in this form 10-Q.

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

The RE/MAX “Mortgage Solution Program” was launched on June 1, 2006 and, as of June 30, 2008, 35 RE/MAX franchises across Ontario and Atlantic Canada, representing in excess of 30% of the RE/MAX Franchise network sales force, were participating in the referral program.  RE/MAX is Canada's leading real estate organization with an estimated CDN $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices.

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

As at June 30, 2008, we had 403 licensed mortgage agents operating across Canada and our agents had established 36 office locations under the Company brand.  The number of mortgage agents in our national sales agency at the end of the reporting period represents a 47% increase over that of the same period in 2007.  As at June 30, 2008, our Company had 12 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007

Gross revenue in our second quarter in 2008 increased by 72% from that of 2007 to $4,034,215, which management believes was directly related to increasing the number of sales agency mortgage agents by 47% and supporting our existing agent sales force to increase productivity.

The Company’s operating expenses increased in the second quarter of 2008 by 65% over the same period in 2007 as we built our growing business.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation:

*     82% of the operating expenses in the reporting period were associated with agent commissions.  Agent commission fees as a percent of revenues increased by 1% from the second quarter 2007 as compared to that of 2008.

*     9% of the operating expenses in the reporting period were associated with salaries and benefits.  Salaries and benefits increased by 11% from the second quarter 2007 as compared to that of 2008.

*     General and administrative expenses decreased by 48% from the second quarter 2007 as compared to that of 2008.

*     Occupancy costs increased 15% from the second quarter 2007 to $36,288 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future and a nominal rent increase at our regional corporate offices in Calgary.

*     Stock-based compensation in the second quarter of 2008 was determined to be a negative charge as a result of the stock price decrease over the recent term.  This negative charge had a positive effect on reducing the reported total operating expenses and augmented the positive recorded net income by about 40%.

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007

Gross revenue for the six month period ending June 30, 2008 increased by 77% from the same period in 2007 to $6,433,617, which management believes was directly related to increasing the number of sales agency mortgage agents by 47% and supporting our existing agent sales force to increase productivity.

The Company’s operating expenses increased in the six month period ending June 30, 2008 by 39% over the same period in 2007 as we built our growing business.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation:

*     83% of the operating expenses during the six month period were associated with agent commissions.  Agent commission fees as a percent of revenues decreased by 3% from the first six months in 2007 as compared to that of 2008.

*     12% of the operating expenses in the first six months of 2008 were associated with salaries and benefits.  Salaries and benefits increased by 12% from the first six months in 2007 as compared to that of 2008.

*     General and administrative expenses decreased by 15% from the first six months in 2007 as compared to that of 2008.

*     Occupancy costs increased 95% from the first six months in 2007 to $75,732 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future and a nominal rent increase at our regional corporate offices in Calgary.

               *     Stock-based compensation in the first six months of 2008 was determined to be a negative charge as a result of the stock price decrease over the recent term.  This negative charge had a positive effect on reducing the reported total operating expenses and augmented the positive recorded net income by $483,309.

Liquidity and Capital Resources

As at June 30, 2008, we had $1,269,027 in cash; $15,623 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to a Manulife administered RRSP account owned by RE/MAX sales agents), $102,504 in prepaid expenses, $143,762 in equipment and equipment under capital leases for a total of $1,530,916 in assets.  Comparatively as at June 30, 2007, we had $766,487 in cash; $50,284 of referral fees held in trust, $38,992 in prepaid expenses, $110,030 in equipment and equipment under capital leases a total of $965,793 in total assets.

As at June 30, 2008, we had $1,184,511 in accounts payable, $311,861 in accrued liabilities related to services received but not invoiced as of June 30, 2008 and employee vacation accrual, $156,560 in loans payable to a related party, $365,899 in employee tax deductions payable, $503,077 in accrued stock-based compensation, $147,261 in bank indebtedness related to an unsecured line of credit, $15,623 in trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, capital lease obligations of $3,306 and $752,922 in accrued expenses associated with a legal judgment for a total of $3,441,020 in liabilities.  Comparatively as at June 30, 2007 at the beginning of the reporting period, the Company had $32,248 in accounts payable , $288,122 in accrued liabilities, $160,284 in loans payable to a related party, $ 358,491 in employee tax deductions payable, $50,284 payable in a trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, $5,273 in obligations under capital leases, $1,190,026 in stock-based compensation accrual and $141,057 in bank indebtedness related to an unsecured line of credit for a total of $2,225,785 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

*   Cash and cash equivalents increased by 66% over the reporting period to $1,269,027.

*   Accounts payable increased 203% over the reporting period to $1,184,511.  The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures and this trend should continue as the Company grows.

*   The Company has accrued in 2007 for the liability of a partial summary judgment to a claim to which the Company is a party.  The calculated judgment liability is $752,922.  While the full amount of the judgment was accrued, it is the expectation of management that only a portion, if any, of the liability will be satisfied by the Company in this multi-party judgment.  See discussion below.

*  Employee tax deductions payable increased by 2% in the reporting period as compared to the same period in 2007 to $365,899 associated with interest charges. Company management has met with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full in 2008. See discussion below.

*   Stock-based compensation accruals vary year over year.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

The Company reported positive Net Income from operations for the second quarter of 2008.  If we continue to grow at our current rate, it is expected by management that we will continue to achieve positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience a prolonged market down turn or experience adverse seasonality, we will rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.  It is expected by management that the Company will need to rely upon new capital contributions to pay the employee tax liability described below.

Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $365,899.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 beginning February 28, 2008 with the remaining balance due on September 30, 2008.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA is has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month reporting period ended June 30, 2008, the Company incurred a Net Income of $216,181 (Q2 2007 a Net Income of $30,219).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 4T.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)             Management’s Quarterly Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the second calendar quarter of 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  As of June 30, 2008, through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Accounting Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

(b)                       Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

 (b)          Reports of Form 8-K

On April 28, 2008, the Company filed a Form 8K disclosing the resignation of its auditor.

On May 12, 2008, the Company filed an amended Form 8K regarding the resignation of its auditor.

On May 13, 2008, the Company filed a Form 8K disclosing the appointment of a new independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: August 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	August 14, 2008
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2008

UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

CONTENTS

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Income (loss)	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 - F22

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,269,027	$830,852
Referral fees held in trust (note 3)	15,623	44,936
Prepaid expenses	102,504	148,611

Total Current Assets	1,387,154	1,024,399
Equipment, net (note 4)	140,223	153,474
Equipment Under Capital Leases (note 5)	3,539	4,278

Total Assets	$1,530,916	$1,182,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness (note 6)	$147,261	$151,316
Accounts payable	1,184,511	791,419
Accrued liabilities	311,861	149,601
Employee tax deductions payable (note 7)	365,899	434,584
Accrued legal judgment (note 8)	752,922	773,658
Advances from related party (note 9)	156,560	170,691
Trust liability (note 3)	15,623	44,936
Obligation under capital leases - current portion (note 10)	1,264	2,602
Stock-based compensation accrual - current portion (note 11a)	60,428	102,066
Employee stock-based compensation accrual (note 11b)	326,616	657,260
Stock-based compensation accrual – current portion (note 11c)	45,342	-

Total Current Liabilities	3,368,287	3,278,133
Obligation Under Capital Leases (note 10)	2,042	2,042
Stock-based Compensation Accrual (note 11c)	70,691	229,819

Total Liabilities	3,441,020	3,509,994

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,516,470 (2007: 38,466,470) issued and outstanding (note 12)	3,852	3,847
Additional Paid-in Capital	3,433,809	3,424,264
Additional Paid-in Capital - Warrants (note 13)	622,211	622,211
Subscription for Stock	64,086	64,086
Subscription Receivable (note 14)	(227,540)	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Loss	(1,230)	(33,009)
Accumulated Deficit	(5,780,058)	(6,156,468)

Total Stockholders' Deficit	(1,910,104)	(2,327,843)

Total Liabilities and Stockholders' Deficit	$1,530,916	$1,182,151

 (The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2008 and 2007
Unaudited

	Three Months Ended 2008	Three Months Ended 2007	Six Months Ended 2008	Six Months Ended 2007

Revenues	$4,034,215	$2,345,263	$6,433,617	$3,636,238

Expenses
Commission and agent fees	3,322,615	1,904,733	5,308,800	3,093,967
Salaries and benefits	351,837	317,301	703,093	627,418
General and administrative expenses	180,684	307,471	422,908	497,484
Employee stock-based compensation (note 11b)	(62,182)	(271,816)	(330,644)	(89,710)
Stock based compensation (note 18c ii)	(10,410)	(49,541)	(41,638)	56,082
Stock based compensation (note 18a, 18b, and 18c i)	(17,563)	26,081	(113,786)	68,588
Stock based compensation for services (note 12)	2,388	33,630	2,759	41,130
Occupancy costs	36,288	31,502	75,732	38,855
Depreciation expense	7,792	6,733	16,088	12,355

Total Operating Expenses	3,811,449	2,306,094	6,043,312	4,346,169

Income (Loss) from Operations	222,766	39,169	390,305	(709,931)

Other Expenses	(6,585)	(8,950)	(13,895)	(8,950)

Income (Loss) Before Income Taxes	216,181	30,219	376,410	(718,881)

Provision for income taxes (note 17)	-	-	-	-

Net Income (Loss)	216,181	30,219	376,410	(718,881)

Foreign Currency Translation Adjustment	(14,300)	27,573	(1,230)	28,712

Comprehensive Income (Loss)	$201,881	$57,792	$375,180	$(690,169)

Net income (loss) per share - Basic and Diluted during the period	$0.01	$0.00	$0.01	$(0.02)

Weighted Average Number of Shares
Outstanding During the Periods -
Basic and Diluted	38,516,470	36,098,470	38,506,855	36,098,360

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
 Unaudited

	2008	2007
Cash Flows from Operating Activities
Net Income (loss)	$376,410	$(718,881)
Adjustments to reconcile Net Income (loss) to net cash used in operating activities:
Depreciation	16,088	12,355
Stock issued for services	2,759	41,420
Employee stock-based compensation	(330,644)	(89,710)
Stock-based compensation accrual	(133,924)	124,670
(Increase) decrease in net assets:
Referral fees held in trust	29,313	(19,964)
Prepaid expense	31,398	5,533
Accounts payable	393,092	(16,607)
Accrued liabilities	162,260	74,575
Employee tax deduction payable	(68,685)	-
Accrued legal judgment	(20,736)	-
Trust liability	(29,313)	19,964

Net Cash Provided by (Used in) Operating Activities	428,018	(566,645)

Cash Flows from Investing Activities
Purchase of equipment	(2,098)	(18,616)

Net Cash Used in Investing Activities	(2,098)	(18,616)

Cash Flows from Financing Activities
Repayments of obligation under capital leases	(1,338)	(316)
Repayment of advances from related party	(14,131)	(44,584)
Proceeds from issuance of common stock	-	85,199
Purchase of treasury stock	-	(7,455)
(Decrease) increase in bank indebtedness	(4,055)	42,375

Net Cash(Used in) Provided by Financing Activities	(19,524)	75,219

Net Increase (Decrease) in Cash and Cash Equivalents	406,396	(510,042)

Foreign Exchange on Balances	31,779	38,172

Cash and Cash Equivalents - Beginning of Period	830,852	1,238,357

Cash and Cash Equivalents - End of Period	$1,269,027	$766,487

Supplemental Cash Flow Information
Interest paid	$9,363	$7,049

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six month period ended June 30, 2008, the Company generated net income of $376,410 (2007 a loss of - $718,881).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2008
 Unaudited

1.              Nature of Business and Going Concern (cont'd)

Going Concern (cont'd)

The Company has devoted substantially all of its efforts to establishing its current business. Management continues to develop and execute its business model, business plans and strategic marketing plans which includes: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop our referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

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

2.              Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)         Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, and its wholly-owned subsidiaries Mortgagebrokers.com Inc. and Mortgagebrokers.com Financial Group of Companies, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

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
June 30, 2008
Unaudited

2.             Summary of Significant Accounting Policies (cont'd)

e)    Revenue Recognition

Revenue consists of mortgage brokerage fees and finders fees. The revenue is recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured which occurs when the brokerage fee from the bank has been advanced.

f)    Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the consolidated financial statements in any individual year.

g)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

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
June 30, 2008
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
June 30, 2008
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
June 30, 2008
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”  (SFAS  161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to  SFAS  161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS  161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Management is currently evaluating the disclosure implications of this statement.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

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

4.              Equipment, net

			Net Book	Net Book
			Value	Value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2008	2007

Furniture and equipment	$168,778	$61,189	$107,589	$122,251
Computer equipment	28,304	11,420	16,884	13,058
Leasehold improvements	20,250	4,500	15,750	18,165

	$217,332	$77,109	$140,223	$153,474

5.              Equipment Under Capital Leases

	June 30,	December 31,
	2008	2007
Computer equipment	$6,996	$7,189
Less: accumulated depreciation	(3,457)	(2,911)

	$3,539	$4,278

The equipment under the capital leases is depreciated on a 30% declining balance.

6.              Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At June 30, 2008 $0 (December 31, 2007 - $0) was available on the line of credit.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

7.              Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (CRA) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 beginning February 28, 2008 with the remaining balance due on September 30, 2008.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

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

9.              Advances from Related Party

As of June 30, 2008, the controlling shareholder and Chief Executive Officer of the Company had advanced $156,560      (December 31, 2007 - $170,691) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

10.            Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	June 30,	December 31,
	2008	2007
2008	$1,789	3,578
2009	2,212	2,212

Total minimum lease payments	4,001	5,790

Less: amount representing interest at approx. 30%	(695)	(1,146)

Total obligation under capital leases	3,306	4,644

Less: current portion	(1,264)	(2,602)

Long-term portion	$2,042	2,042

11.            Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of June 30, 2008, the Company has accrued, as stock-based compensation payable, 604,279 (December 31, 2007 – 340,220) common shares at a price of $0.10 (December 31, 2007 - $0.30) per share for a total of $60,428 (December 31, 2007 - $102,066) payable to the parties referred to in note 18c(ii).

b)	As of June 30, 2008, the Company has accrued, as employee stock-based compensation, $326,616 (December 31, 2007 - $657,260) under its Equity Compensation Plan referred to in note 12.

c)
As of June 30, 2008, the Company has accrued, as stock-based compensation, 1,160,332 common shares at a price of $0.10 per share for a total of $116,033 (December 31, 2007 - $229,819) payable to the parties referred to in note 18a, 18b, and 18c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

12.            Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2008.

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

On July 7, 2007, the Company issued 125,000 restricted common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.   These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 private placement.   These shares were issued in anticipation of the initial participants shares being cancelled.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

12.          Capital Stock  (cont'd)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of June 30, 2008, no stock or options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of July 31, 2008. The company is currently in the process of amending the existing employment agreements which are expected to be executed in 2008. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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
June 30, 2008
Unaudited

13.            Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of June 30, 2008, 223,078 of the warrants were exercised at an average price of $0.29.  As of June 30, 2008, 206,416 warrants expired, 223,078 warrants were exercised and 1,682,976 warrants remain outstanding and exercisable.

14.            Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of June 30, 2008, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of June 30, 2008 two new participants subscribed for 125,000 shares under the private placement and as of June 30, 2008, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, on September 30, 2007, 223,078 warrants issued under the private placement were exercised for a total value of $64,086, see note 13.  The stock has not been issued on the exercise of these warrants and is included in subscription for stock in the equity section of the balance sheet.  As of June 30, 2008, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

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

17.            Income Taxes

The Company has paid no federal or state income taxes. As of June 30, 2008, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,700,511 which, if unused, will expire in future years ranging from 2015 to 2028. The tax effect of the operating loss carry forwards and temporary differences at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,258,174	$966,124
Net book value and tax value differences	(35,434)
Valuation allowance for deferred income tax assets	(1,222,470)	(966,124)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2007 - 34%) to the provision for income taxes:

	2008	2007
Deferred Tax Provision:
Expected income tax benefit	$36,346	$251,601
Valuation allowance	(36,346)	(251,601)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

Due to the losses incurred since inception and expected future operating results, management has determined that the Company does not meet the 'more likely than not' criteria that the deferred tax assets resulting from the tax losses available for carry forward and the differences in tax bases of assets will be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for net deferred income tax assets.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

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
June 30, 2008
Unaudited

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
June 30, 2008
Unaudited

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

d)    The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2008	$9,247
2009	$6,802
2010	$5,816
2011	$4,140
2012	$3,662

e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2008	$8,810
2009	$8,810
2010	$9,985
2011	$10,572
2012	$3,524

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
June 30, 2008
Unaudited

f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office. The agreement was effective commencing April 1, 2007 for a two year term.

The Company had the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also had the option to purchase the office space, by May 31, 2007, for $986,815.  The Company did not exercise its option to purchase the office space.  On August 1, 2007 the office space was sold to a related party of the Company (note 16) and the lease commitment period was extended from 2 to 5 years.

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