Form 10-Q
period 2008-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2008-11-18
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 18, 2008
Common Stock, $.0001 par value	42,279,470

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-21.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending September 30, 2008 and 2007.  The following information should be read in conjunction with the reviewed consolidated financial statements for the periods ending September 30, 2008 and notes thereto appearing elsewhere in this form 10-Q.

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

The RE/MAX “Mortgage Solution Program” was launched on June 1, 2006 and, as of September 30, 2008, 35 RE/MAX franchises across Ontario and Atlantic Canada, representing in excess of 30% of the RE/MAX Franchise network sales force, were participating in the referral program.  RE/MAX is Canada's leading real estate organization with an estimated CDN $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices.

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

As at September 30, 2008, we had 414 licensed mortgage agents operating across Canada and our agents had established 42 office locations under the Company brand.  The number of mortgage agents in our national sales agency at the end of the reporting period represents a 35% increase over that of the same period in 2007.  As at September 30, 2008, our Company had 12 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007

Gross revenue in our third quarter in 2008 increased by 60% from that of 2007 to $5,420,443, which was directly related to increasing the number of sales agency mortgage agents by 35%, supporting our existing agent sales force to increase productivity and negotiating better lender commissions.

The Company’s operating expenses increased in the third quarter of 2008 by 37% over the same period in 2007 as we built our growing business.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, and occupancy costs:

*     The Company issued and accrued employee stock-based compensation which was fully earned and vested during the reporting period and reported an associated $237,533 charge.    The Company also incurred stock-based compensation expenses for services associated with our agents, strategic alliances and consultants and reported a combined $283,409 charge.  Stock-based compensation is a charge that is based on our stock pricing at the end of the period.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  In aggregate, these charges were 9% of the reported total operating expenses and were 93% of the recorded Net Loss.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital.

*     87% of the operating expenses in the reporting period were associated with agent commissions.  Agent commission fees as a percent of revenues decreased by 4% from the third quarter 2007 as compared to that of 2008.

*     7% of the operating expenses in the reporting period were associated with salaries and benefits.  Salaries and benefits increased by 16% from the third quarter 2007 as compared to that of 2008.

*     5% of the operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses increased by 36% from the third quarter 2007 as compared to that of 2008.

*     Occupancy costs increased 35% from the third quarter 2007 to $47,527 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future and a nominal rent increase at our regional corporate offices in Calgary.

Nine months ended September 30, 2008 Compared to nine months ended September 30, 2007

Gross revenue for the nine month period ending September 30, 2008 increased by 69% from the same period in 2007 to $11,854,060, which is directly related to increasing the number of sales agency mortgage agents by 35%, supporting our existing agent sales force to increase productivity and negotiating better lender commission fees.

The Company’s operating expenses increased in the nine month period ending September 30, 2008 by 38% over the same period in 2007 as we built our growing business.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation:

*     84% of the operating expenses during the nine month period were associated with agent commissions.  Agent commission fees as a percent of revenues decreased by 3% from the first nine months in 2007 as compared to that of 2008.

*     9% of the operating expenses in the first nine months of 2008 were associated with salaries and benefits.  Salaries and benefits increased by 13% from the first nine months in 2007 as compared to that of 2008 as the Company built its growing business over the period.

*     General and administrative expenses only increased by 1% from the first nine months in 2007 as compared to that of 2008 as the Company focussed on administrative cost cutting, outsourcing and increasing related productivity.

*     Occupancy costs increased 66% from the first nine months in 2007 to $123,259 and is primarily related to moving into the Company’s current corporate office space which will meet corporate growth needs for the near future and a nominal rent increase at our regional corporate offices in Calgary.

                         *     Stock-based compensation, which is a charge that is based on our stock pricing at the end of the period,  in the first nine months of 2008, decreased by 43% to $141,006.  Employee stock-based compensation over the nine month period was a negative charge of $103,373.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  The combined effect was a positive nominal net charge of $37,633.

Liquidity and Capital Resources

As at September 30, 2008, we had $1,511,873 in cash; $18,909 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to a Manulife administered RRSP account owned by RE/MAX sales agents), $59,095 in prepaid expenses, $129,538 in equipment and equipment under capital leases for a total of $1,719,415 in assets.  Comparatively as at December 31, 2007, we had $830,852 in cash; $44,936 of referral fees held in trust, $148,611 in prepaid expenses, $157,752 in equipment and equipment under capital leases a total of $1,182,151 in total assets.

As at September 30, 2008, we had $1,391,465 in accounts payable, $348,168 in accrued liabilities related to services received but not invoiced as of September 30, 2008 and employee vacation accrual, $100,637 in loans payable to a related party, $341,434 in employee tax deductions payable, $607,700 in accrued stock-based compensation, $141,523 in bank indebtedness related to an unsecured line of credit, $18,909 in trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, capital lease obligations of $2,549 and $777,853 in accrued expenses associated with a legal judgment for a total of $3,730,238 in liabilities.  Comparatively as at December 31, 2007 at the beginning of the reporting period, the Company had $791,419 in accounts payable , $149,601 in accrued liabilities, $170,691 in loans payable to a related party, $ 434,584 in employee tax deductions payable, $44,936 payable in a trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, $4,644 in obligations under capital leases, $989,145 in stock-based compensation accrual and $151,316 in bank indebtedness related to an unsecured line of credit for a total of $3,509,994 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

*   Cash and cash equivalents increased by 82% over the reporting period to $1,511,873.

*   Accounts payable increased 76% over the reporting period to $1,391,465.  The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures and this trend should continue as the Company grows.  Work in Progress mortgage agent commissions payable typically have an Average Days Payable of 10 business days.

*   The Company has accrued in 2007 for the liability of a partial summary judgment to a claim to which the Company is a party.  The calculated judgment liability along with interest over the nine month reporting period is, as at the end of the reporting period, $777,853.  While the full amount of the judgment and associated interest was accrued, it is the expectation of management that only a portion, if any, of the liability will be satisfied by the Company in this multi-party judgment.  See discussion below.

*  Employee tax deductions payable decreased by 21% over the nine months ending September 30, 2008 as the Company continues to pay this liability with monthly instalments. Company management has met with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full by July 2009. See discussion below.

*   Stock-based compensation accruals vary year over year.  The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends.  In aggregate for the three month reporting period, these charges were 9% of the reported total operating expenses and were 93% of the recorded Net Loss.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

The Company reported a Net Loss from operations for the third quarter of 2008, predominately associated with related stock charges incurred over the three month reporting period which represented 93% of the recorded Net Loss.  If we continue to grow at our current rate, it is expected by management that we will achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience a prolonged market down turn or experience adverse seasonality, we will rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.  It is expected by management that the Company will need to rely upon either new capital contributions or profits from 2009 operations to pay the employee tax liability described below.

Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $341,434.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly instalments of $10,000 through to February, 2009 and commencing in March, 2009, monthly instalments of $20,000 through to June, 2009 with the remaining balance due in July, 2009.  In the event that the Company secures further investment capital, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA is has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

Judgment in Lawsuit

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered MortgageBrokers.com Inc., the Company’s subsidiary, and other parties to pay the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  See Item 4 below.  This judgment was appealed, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at CDN $5,000.   No decision has yet been made as to allocation of liability for the judgment among the parties, who are currently in settlement negotiations with a view to settling payment of the judgment as well as resolving all other claims outstanding between the parties.  As at September 30, 2008, the Company has fully accrued for this lawsuit.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month reporting period ended September 30, 2008, the Company incurred a Net Loss of $562,510 (as compared to Q3 2007, a Net Loss of $1,060,016).  For the nine month reporting period ended September 30, 2008, the Company incurred a Net Loss of $186,100 (as compared to Q3 2007, a Net Loss of $1,778,897).  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to expand it’s sales force to increase it’s gross revenue, to carefully manage expenses and capital investment related to scalability to establish achieve sustainable operational profitability through our rapid growth and  to secure additional funds through future debt or equity financings.  Current economic conditions may impact our ability to recruit mortgage agents or may result in changes by lenders to our commission fee schedules, both of which would have a negative impact on our revenue growth.  Also, financing may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 4T.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

(ii)	the Magna Data Shares were to be pledged as security for repayment of its loan to Haditaghi,

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

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.  As at September 30, 2008, the Company has fully accrued for this lawsuit.

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On September 11, 2008, the Company issued 490,500 restricted common shares under the terms of its Mortgage Service Licence Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.11 per share.

       On September 11, 2008, the Company issued 3,272,500 shares of restricted (Rule 144) Company stock to its employees based upon draft employment agreements that are expected to be executed by December 31, 2008.  These shares have not been released and the release is pending the finalizing and execution of employment agreements.  These shares were issued under the Company’s Equity Compensation Plan.  The shares were issued at $0.11 per share.

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

Dated: November 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	November 18, 2008
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

CONTENTS

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Loss	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 - F21

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,511,873	$830,852
Referral fees held in trust (note 3)	18,909	44,936
Prepaid expenses	59,095	148,611

Total Current Assets	1,589,877	1,024,399
Equipment, net (note 4)	126,437	153,474
Equipment Under Capital Leases (note 5)	3,101	4,278

Total Assets	$1,719,415	$1,182,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness (note 6)	$141,523	$151,316
Accounts payable	1,391,465	791,419
Accrued liabilities	348,168	149,601
Employee tax deductions payable (note 7)	341,434	434,584
Accrued legal judgment (note 8)	777,853	773,658
Advances from related party (note 9)	100,637	170,691
Trust liability (note 3)	18,909	44,936
Obligation under capital leases - current portion (note 10)	507	2,602
Stock-based compensation accrual - current portion (notes 11a and 11c)	181,604	102,066
Employee stock-based compensation accrual (note 11b)	193,912	657,260

Total Current Liabilities	3,496,012	3,278,133
Obligation Under Capital Leases (note 10)	2,042	2,042
Stock-based Compensation Accrual (note 11c)	232,184	229,819

Total Liabilities	3,730,238	3,509,994

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,279,470 (2007: 38,466,470) issued and outstanding (note 12)	4,228	3,847
Additional Paid-in Capital	3,980,331	3,424,264
Additional Paid-in Capital - Warrants (note 13)	489,243	622,211
Subscription for Stock	64,786	64,086
Subscription Receivable (note 14)	(228,240)	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Income (Loss)	46,631	(33,009)
Accumulated Deficit	(6,342,568)	(6,156,468)

Total Stockholders' Deficit	(2,010,823)	(2,327,843)

Total Liabilities and Stockholders' Deficit	$1,719,415	$1,182,151
2
 (The accompanying notes are an integral part of these condensed consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2008 and 2007
Unaudited

	Three Months Ended 2008	Three Months Ended 2007	Nine Months Ended 2008	Nine Months Ended 2007

Revenues	$5,420,443	$3,379,632	$11,854,060	$7,015,870

Expenses
Commission and agent fees	4,693,203	3,033,587	10,002,003	6,127,554
Salaries and benefits	395,106	340,587	1,098,199	968,005
General and administrative expenses	309,360	228,086	732,268	725,280
Employee stock-based compensation (note 11b)	237,533	651,041	(103,373)	561,331
Stock based compensation (note 18c ii)	53,750	(10,373)	12,112	45,709
Stock based compensation (note 18a, 18b, and 18c i)	227,271	51,796	123,747	120,384
Stock based compensation for services (note 12)	2,388	37,720	5,147	79,140
Occupancy costs	47,527	35,243	123,259	74,098
Depreciation expense	9,724	10,197	25,812	22,552

Total Operating Expenses	5,975,862	4,377,884	12,019,174	8,724,053

Loss from Operations	(555,419)	(998,252)	(165,114)	(1,708,183)

Other Expenses	(7,091)	(61,764)	(20,986)	(70,714)

Loss Before Income Taxes	(562,510)	(1,060,016)	(186,100)	(1,778,897)

Provision for income taxes (note 17)	-	-	-	-

Net Loss	(562,510)	(1,060,016)	(186,100)	(1,778,897)

Foreign Currency Translation Adjustment	47,861	(6,003)	46,631	23,429

Comprehensive Loss	$(514,649)	$(1,066,019)	$(139,469)	$(1,755,468)

Basic and Diluted Loss Per Share	$(0.01)	$(0.03)	$(0.00)	$(0.05)

Weighted Average Number of Shares
Outstanding During the Periods -
Basic and Diluted	39,293,611	37,998,524	38,771,386	36,738,708

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
Unaudited
	2008	2007
Cash Flows from Operating Activities
Net loss	$(186,100)	$(1,778,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,812	22,522
Stock issued for services	440,577	1,135,899
Employee stock-based compensation	(463,348)	(169,669)
Stock-based compensation accrual	81,903	(34,667)
(Increase) decrease in net assets:
Referral fees held in trust	(26,027)	(34,777)
Prepaid expense	72,419	8,249
Accounts payable	600,046	121,671
Accrued liabilities	198,567	216,844
Employee tax deduction payable	(93,150)	-
Accrued legal judgment	4,195	-
Trust liability	26,027	34,777

Net Cash Provided by (Used in) Operating Activities	680,921	(478,048)

Cash Flows from Investing Activities
Disposal (Purchase) of equipment	2,402	(29,995)

Net Cash Provided by (Used in) Investing Activities	2,402	(29,995)

Cash Flows from Financing Activities
Repayments of obligation under capital leases	(2,095)	(485)
Repayment of advances from related party	(70,054)	(59,461)
Proceeds from issuance of common stock	-	10,199
Purchase of treasury stock	-	(7,455)
(Decrease) increase in bank indebtedness	(9,793)	51,318

Net Cash Used in Financing Activities	(81,942)	(5,884)

Net Increase (Decrease) in Cash and Cash Equivalents	601,381	(513,927)

Foreign Exchange on Balances	79,640	32,169

Cash and Cash Equivalents - Beginning of Period	830,852	1,238,357

Cash and Cash Equivalents - End of Period	$1,511,873	$756,599

Supplemental Cash Flow Information
Interest paid	$20,986	$7,049

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

1.	Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., which registered a change of name with the state of Delaware in February 2005 and  Subsidiaries (the “Company”) was formerly known as MagnaData, Inc. and organized under the laws of the State of Delaware on February 6, 2003.

Mortgage brokerage operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company) and MortgageBrokers.com Financial Group of Companies, Inc. (Canadian federal company), in Canada only.   The planned operations of the Company consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine month period ended September 30, 2008, the Company generated a net loss of $186,100 (2007 a loss of - $1,778,897).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has devoted substantially all of its efforts to establishing its current business. Management continues to developed and execute its business model, business plans and strategic marketing plans which includes: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop our referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
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

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 KSB for the year ended December 31, 2007 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim periods presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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
September 30, 2008
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

g)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value because of the limited terms of these instruments.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

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

k)         Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure in the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

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

o)         Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after  December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15,  2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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
September 30, 2008
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

4.	Equipment, net

			Net Book	Net Book
			Value	Value
		Accumulated	Sept. 30,	December 31,
	Cost	Depreciation	2008	2007

Furniture and equipment	$163,097	$64,548	$98,549	$122,251
Computer equipment	27,202	13,524	13,678	13,058
Leasehold improvements	19,461	5,251	14,210	18,165

	$209,760	$83,323	$126,437	$153,474

5.	Equipment Under Capital Leases

	September 30,	December 31,
	2008	2007

Computer equipment	$6,724	$7,189
Less: accumulated depreciation	(3,623)	(2,911)

	$3,101	$4,278

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, is due on demand and is secured by a general security agreement in all assets except real property. At September 30, 2008 $0 (December 31, 2007 - $0) was available on the line of credit.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

7.	Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 between February 28, 2008 and February 1, 2009, and by $20,000 between March 1, 2009 and June 1, 2009 with the remaining balance due in July, 2009.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

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

As of September 30, 2008, the controlling shareholder and Chief Executive Officer of the Company had advanced $100,637      (December 31, 2007 - $170,691) to fund the working capital of the Company. The advances are non-interest bearing, due on demand and unsecured.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

10.	Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	September 30,	December 31,
	2008	2007
2008	$895	3,578
2009	2,212	2,212

Total minimum lease payments	3,107	5,790

Less: amount representing interest at approx. 30%	(558)	(1,146)

Total obligation under capital leases	2,549	4,644

Less: current portion	(507)	(2,602)

Long-term portion	$2,042	2,042

11.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of September 30, 2008, the Company has accrued, as stock-based compensation payable, 245,808 (December 31, 2007 – 340,220) common shares at a price of $0.245 (December 31, 2007 - $0.30) per share for a total of $60,223 (December 31, 2007 - $102,066) payable to the parties referred to in note 18c(ii).

b)	As of September 30, 2008, the Company has accrued, as employee stock-based compensation, $193,912 (December 31, 2007 - $657,260) under its Equity Compensation Plan referred to in note 12.

c)
As of September 30, 2008, the Company has accrued, as stock-based compensation, 1,443,125 common shares at a price of $0.245 per share for a total of $353,565 payable to the parties referred to in note 18a, 18b, and 18c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

12.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2008.

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of September 30, 2008, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of October 31, 2008. The company is currently in the process of amending the existing employment agreements which are expected to be executed in 2008. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

12.	Capital Stock (cont'd)

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

On September 11, 2008, the Company issued 490,500 restricted common shares under the terms of its Mortgage Service Licence Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.11 per share.

On September 11, 2008, the Company issued 3,272,500 shares of restricted (Rule 144) Company stock to its employees based upon draft employment agreements that are expected to be executed by December 31, 2008.  These shares have not been released and the release is pending the finalizing and execution of employment agreements.  These shares were issued under the Company’s Equity Compensation Plan.  The shares were issued at $0.11 per share.

13.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of September 30, 2008, 233,078 of the warrants were exercised at an average price of $0.28.  As of September 30, 2008, 628,910 warrants expired, 233,078 warrants were exercised and 1,250,482 warrants remain outstanding and exercisable.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

14.	Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of September 30, 2008, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of March 31, 2008 two new participants subscribed for 125,000 shares under the private placement and as of June 30, 2008, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, as of September 30, 2008, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 13.  The stock has not been issued on the exercise of these warrants and is included in subscription for stock in the equity section of the balance sheet.  As of September 30, 2008, $8,240 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.

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
September 30, 2008
Unaudited

17.	Income Taxes

The Company has paid no federal or state income taxes. As of September 30, 2008, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,742,079 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,272,307	$1,080,042
Net book value and tax value differences	(35,434)	-
Valuation allowance for deferred income tax assets	(1,236,873)	(1,080,042)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2007 - 34%) rate to the provision for income taxes:

	2008	2007
Deferred Tax Provision:
Expected income tax benefit	$50,479	$357,501
Valuation allowance	(50,479)	(357,501)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY MAGNADATA, INC.)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
Unaudited

18.	Commitments and Contingencies (cont'd)

    Commitments (cont’d)

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