Form 10-K
period 2008-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2009-04-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K
_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes           ☐           No           ☑

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.

Yes           ☐           No           ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           ☑           No           ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☑

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 15, 2009
Common Stock, $.0001 par value	42,976,548

Revenues for year ended December 31, 2008: $ 15,802,861.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008 is: $4,727,420.

Transfer Agent as of April 15, 2009:

Securities Transfer Corporation
2591 Dallas Parkway, Suite 102
Frisco, TX, 75034

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Classified as a smaller reporting company as defined by rule 229.10 (f)(1), the following provides a description of our business.

Form and Year of Organization

MortgageBrokers.com Holdings, Inc. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario Canada provincially incorporated company that currently holds our licensure for operating as a mortgage broker in the Province of Ontario;

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island and Alberta;

We established MBKR Holdings Inc., a Canadian federally incorporated company, on November 24, 2008 for the intended centralization of back office services in Canada.

Bankruptcy, Receivership or Similar Proceeding

None

Material Reclassification, Merger, consolidation, or Purchase or Sale of a Significant Amount of Assets

Lending Source Canada Inc. (“Lending Source”), an arms length third party company, was a small mortgage brokerage operating out of Calgary, Alberta. It was owned by three individuals, two of which were silent partners who financed the company and provided referral business and one of which was the day to day operating company partner and mortgage broker of record with respect to licensure. The two silent partners were also the owners of Maxwell Realty Inc. After being approached by the operating partner of Lending Source, we executed a conditional letter of intent to purchase Lending Source Canada Inc. in September 2005, to provide us with a platform for servicing Maxwell and launching our business in western Canada. The assets of Lending Source Canada Inc., in Alberta, Canada were acquired by our Company in exchange for stock in our Company. The acquisition transaction closed on March 10, 2006. The assets purchased included computer and technology priced at CDN $16,487, lease hold improvements priced at CDN $3,620, and office furniture and display materials priced at CDN $47,894 for a total of CDN $68,000. The Company issued a negotiated total of 100,000 shares of our common stock to the owners of Lending Source Canada Inc. for the afore-mentioned assets. The stock issued for consideration in the transaction was ascribed a value of $0.58 (using an exchange rate of 0.8560).  The operating partner and broker of record for Lending Source Canada Inc. was hired by our Company as a sales executive servicing western Canada.  No consideration was given to this employment agreement in recording the asset acquisition.  On April 12, 2006, our Company executed a three year renewable marketing, referral and revenue sharing agreement with Maxwell. Maxwell is an unrelated third party to our Company.

Business of Issuer

Products and Services

In operation since 2005, our Company is a mortgage brokerage operation whose national agency sales force services the borrowing and refinancing needs of individual home buyers and owners. We have access to a full range of mortgage lenders, in excess of 50 banks, trusts and private lender sources, and our agents source and negotiate the loan with the best rates, terms and features to meet each customer's unique needs. The Company acts as broker only and is not a lender. The Company has no mortgage lending related ‘on or off balance sheet’ liabilities in case mortgage financing becomes default.

As a mortgage brokerage, we have access to lenders who lend mortgage funds. In 2008, we funded mortgage volumes with 55 different mortgage lenders with 97% of the mortgage volumes funded by our top 20 lenders. Outside our top 20 lenders, the remaining lenders serve very niche product offerings which subsequently results in marginal mortgage origination volumes.

We typically access most of our lenders through the software platform provided by Filogix Limited Partnership (“Filogix”), Canada’s leading technology provider to the mortgage brokerage industry. Through this software, Filogix connects mortgage brokers with lenders by providing an electronic conduit for submission, approval and funding of mortgage transactions.

As a mortgage brokerage, our general obligations to the lender include the following:

➢	provide up to date, accurate and complete credit applications for all mortgage loans;

➢	provide all conditions required to fund, which have been reviewed by the mortgage originator for accuracy;

➢	conduct business in a professional and forthright manner, fully disclosing any information that may impact the lender’s decision to proceed with the transaction;

➢
protect the confidentiality and privacy of personal information and other information provided to, or received by, the mortgage originator in connection with any credit application for a mortgage loan; and,

➢	maintain adequate funding ratios on all applications submitted to a lender.

Failure to maintain these general obligations can result in additional documentation required on a mortgage application, cancellation of a mortgage approval or termination of the mortgage agent and/or the brokerage relationship with the lender.

Mortgage agents are independent subcontracted mortgage consultants who work exclusively under the Company’s brokerage license to provide consumers with unbiased advice on mortgage financing.  Our mortgage broker agents will conduct a needs assessment from the potential borrower and find a suitable mortgage product from a suite of lenders. Mortgage broker agents will facilitate the communication between the lender and the borrower from application submission to financing.

The following describes our revenue streams from our offered products and services:

1)
For approximately 92 % of all mortgage origination deal flow at our Company, our subsidiaries generate revenue when our licensed mortgage agents place mortgages, on behalf of customers, with third party lenders who in return, pay the Company a commission fee, as follows:

a)
most lenders pay the Company a referral commission fee (“Finder’s Fee”).  This Finder’s Fee is generally a fixed percentage of the principal amount of the mortgage being placed and varies depending on the mortgage term chosen by the customer.

b)
In addition, most lenders who pay a referral finder’s fee also pay the Company a volume bonus (“Volume Bonus”) for the aggregate mortgage volumes placed with a particular lender above volume thresholds established from time to time.  As the Company’s volume has grown, the Company has been able to capitalize on achieving higher Volume Bonus tiers with lenders that pay a Volume Bonus.

The aggregate sum fee for Finder's Fees and Volume Bonus typically ranges between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume.

2)
For approximately 8% of all mortgage origination deal flow at our Company, commercial, alternative and sub-prime lenders may pay only a nominal referral Finder’s Fee.  For these transactions, our mortgage agents may charge negotiated brokerage fees to generate revenue.

3)
We currently earn commission revenue through the referral and placement of creditor insurance with third party insurance providers. In general, when a client takes creditor insurance related to the mortgage transaction originated by the Company, the Company earns a gross commission which is, on average, estimated to be 14 basis points of the mortgage amount.

Markets Served

Operations are presently conducted through our subsidiaries in Canada only. The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta.

Distribution Methods for our Services

The Company provides its services to the consumer through a national sales agency network.  Our national agency sales force are 100% commissioned subcontractors who are registered as mortgage agents with the appropriate regulatory government agency to provide mortgage broker services to the public exclusively under the Company’s brokerage licensure and brand. Our mortgage agents regionally market themselves under the MortgageBrokers.com brand via the World Wide Web (www), newspapers, magazines, local promotion, billboards, radio, and television. Our mortgage agents operate offices or desks within real estate offices, have their own retail offices established or operate out of their homes as mobile sales professionals. The Company does not own, nor is a party to, any retail mortgage agent office leases that are currently established by our mortgage agents.

Our national agency sales force, recruited and managed centrally by our senior sales management staff, may operate regionally as individual businesses or they may build agency sales teams leveraging the Company’s business model and brand. Our national sales force is diversified with agents who provide mortgage broker services to the consumer public on a full time and part time basis and may also provide their services in association with other related business initiatives they are involved in outside of mortgage brokerage such as financial planning or real estate sales.

Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees.  In addition to earned commission fees, our business model also provides our mortgage agents with the potential to earn stock-based compensation in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution. The primary services that the Company provides to our national agency sales network are:

➢	mortgage brokerage licensure;

➢	a national brand and related marketing initiatives;

➢	a regulatory compliance service associated with our agent’s transactions;

➢	human resource services where we perform new agent registration, licensure, and insurance coverage on behalf of our managing partners and for new agents;

➢	access to our corporately arranged group health insurance and benefits plan;

➢
a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents and their referral sources with detailed payroll statements on a weekly basis;

➢	revenue optimization for our agents through deal flow aggregation;

➢	sales training, sales tools and support from our sales management team for lender support, team and business building, and consumer support;

➢	the establishment of market partnerships to allow our agency sales network to access a greater portion of the mortgage and refinance market;

➢	information technology services; and,

➢	the opportunity to earn stock-based compensation in our Company.

The Mortgage Brokerage industry is regulated provincially in Canada. For instance, in the Province of Ontario, we are regulated by the Financial Services Commission of Ontario under the Mortgage Brokerages Lenders and Administrators Act, 2006 and in the Province of Alberta, we are governed by the Real Estate Council of Alberta under the Real Estate Act, 2000.

These licensing bodies have minimum criteria for licensure of potential mortgage agents recruited to operate under the Company’s respective Provincial broker license, which include relevant educational requirements, criminal record checks and disclosure of any personal bankruptcy or court proceedings.

In addition to these regulatory requirements, MortgageBrokers.com reviews the applicant’s tenure and experience in the industry, credit bureau history and a minimum of 2 reference checks.  Those mortgage agents that have minimal experience are obligated to work as a mortgage agent under a more senior mortgage agent (referred to within MortgageBrokers.com as a Managing Partner) who will supervise and train the inexperienced agent.  Inexperienced agents must find a sponsoring Managing Partner who must agree to supervise them.

Internally, we also have an approval process for recruitment. Our Regional Sales Vice Presidents are able to approve the hiring of those agents working under a Managing Partner but all Managing Partner originated recruits must be authorized by our President of Canadian Sales.  It is our sales management team’s responsibility to recruit, mentor and support the mortgage broker sales force across Canada.

To integrate a mortgage agent into our network, we make mandatory the licensure with the appropriate provincial regulatory body, application for membership with the Canadian Association of Accredited Mortgage Professionals (CAAMP), our national mortgage brokerage industry association, and application to our Errors and Omissions insurance plan we hold corporately.

The Managing Partners and mortgage agents are all licensed as contractors (not employees) working as mortgage broker agents exclusively under our provincial brokerage licensure.  Within each province we operate, we have a ‘broker of record’ or ‘principal broker’ under whose license we operate our business.

The following table outlines our recruitment efforts over the past three years:

YEAR	AGENT COUNT
2006	180
2007	320
2008	387

As at March 31, 2009, we had 416 licensed mortgage agents operating across Canada. In an attempt to improve overall productivity, it should be noted that the Company has initiated  reviews of mortgage agent production levels of all of our agents and periodically will terminate our contractual agreement if mortgage agents are unable to demonstrate the ability to increase their production levels.

The Company has also developed strategic alliances with long-established and dominant real estate brands with a view to providing our licensed mortgage agents access, on a volume basis, to mortgage referrals. To this end, the Company has established long-term regional strategic alliances with RE/MAX Ontario-Atlantic CANADA Inc. (“RE/MAX”) in eastern Canada and Maxwell Realty Inc. (“Maxwell”) in western Canada.  Our mortgage agents are able to provide mortgage services to our alliances such as RE/MAX and Maxwell under the terms of the Company’s agreements with RE/MAX and Maxwell.

The RE/MAX “Mortgage Solution Program” was launched on June 9, 2006 and, currently, 37 RE/MAX franchises across Ontario and Atlantic Canada are participating in the referral program. RE/MAX is Canada's leading real estate organization with an estimated CDN $32 billion in sales and over 15,600 sales associates in more than 610 independently-owned and operated offices. For referrals to our mortgage agents leading to funded mortgages, RE/MAX receives 40 to 60% of the our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.

The Maxwell “Mortgage Solution Program” was launched on April 12, 2006. Maxwell is the largest independent real estate company in Alberta, Canada. The Maxwell network, since its inception in 1999, has grown to over 20 offices with over 650 successful real estate agents throughout the province of Alberta. For referrals to our mortgage agents leading to funded mortgages, Maxwell receives 25 to 40% of our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.

2008 Business Activities and Status of Publicly Announced Products and Services

Expanding upon a basic business model infrastructure, the Company’s focus through 2008 was towards recruitment and servicing of mortgage agents across Canada and growing our real estate referral relationships with RE/MAX and Maxwell.  Regional recruitment activities included introducing and selling the Company’s value proposition to mortgage agents via direct presentations, trade shows and arranged meetings.  Regional servicing of existing agents includes team building, marketing support and services with signage and advertising, facilitating lender product training, realtor referral relationship development, consumer business development and sales training, lender relations management, and consumer servicing support.  The Company also made investments in information technology to support our mortgage agents including developing a mortgage agent back office sales support environment.  The following provides further details highlighting our 2008 business activities and their status:

➢
At the beginning of 2008, we had five full time senior sales executives strategically servicing sales territories across Canada, who divided their time between servicing existing agents in their territory, recruiting new books of business and promoting the Company.  Our sales management team serviced one of the following Canadian regions: Alberta & the Prairies out of Calgary, Alberta; central and eastern Ontario out of Ottawa, Ontario; the Greater Toronto Area from Toronto; south western Ontario out of Windsor, Ontario; and , Atlantic Canada out of Halifax, Nova Scotia.  At the end of 2008, the Company had five full time senior sales executives regionally servicing our national sales agency and centrally managed by our Canadian sales President.

➢	Through 2008, the Company further developed its back-office technology platform called “My MBKR” which provides exclusive support to our mortgage agents. Initiatives launched include:

o	the ability for each mortgage agent to customize their mortgagebrokers.com provided website;

o	the ability for each mortgage agent to update their business profile;

o
the development and launch of a “My Ownership” pilot to a segment of our mortgage agents where mortgage agents can log-on and view stock-based compensation accruals that they are on their way towards earning.  This system requires further agent data population with some additional back office deal flow data management before being launched across the remainder of our agent network;

o	the ability for our mortgage agents to view assigned on-line mortgage leads that have been received centrally and disseminated by the Company;

o	the development and launch of “MBLOOP”, an agent blog and bulletin board where our mortgage agents can network with each other, share knowledge and share expertise;

o
the development and launch of “MBKRCampus”, where our mortgage agents can access a current listing of courses offered with applicable credits that can be earned to facilitate licensure compliance, video courses that can be purchased, as well as log-in to the on-line training systems that we have made available nationally to our mortgage agents free of charge through an agreement we established with Kendrick Canada;

o	the development and launch of “MBKnowledge”, a listing of www-based reference library;

o	the development and launch of “MBDiscount”, a listing of corporately negotiated preferred rates and prices for third party service provider such as car rentals, hotels, etc.;

o
the development, contract negotiation, and launch of “ConnectMBKR”, an exclusive arrangement we negotiated within our industry for our mortgage agents where our agents can save as much as 80% on cellular calls via a down-loaded software patch;

o	a lender listing with current mortgage rate term sheets and related lender specific information;

o
the development and launch of “ShopMBKR”, where our mortgage agents can purchase on-line print quality customizable rate sheets, event posters, advertisement banners, team building recruitment posters, contest flyers, strategic alliance customized referral posters, postcards and flyers to assist our mortgage agents in connecting with our customers; and

o	the development and launch of “MBRecruit”, an environment dedicated to helping our mortgage agents build regional teams;

➢
On May 27, 2008, the Company announced the appointment of Gary Laughlin as the Company’s Vice President of sales.  With over 25 years experience in the financial services and mortgage industry, Mr. Laughlin brings to MortgageBrokers.com a successful track record of building and leading sales teams. Most recently, Mr. Laughlin lead the Mobile Mortgage Sales team in Ontario for the Royal Bank of Canada.

➢
On September 15, 2008, the Company was recognized in Profit Magazine’s 9th annual “PROFIT HOT 50” as Canada’s No. 1 Emerging Growth Company.  The Company’s ranking was based on reported growth of 3,993% over a two year span (from reported revenue of $250,000 in 2005 to $10.3 million in 2007).

➢
In November of 2008, the Company hired Diana Soloway as our chief strategy officer responsible for assisting the CEO with creating, communicating, executing, and sustaining strategic initiatives within our organization.  Ms. Soloway’s immediate goals are to establish a centralized mortgage investment fund for the Company, as well as to establish a central services office supporting our mortgage agents with difficult deals in the alternative and sub-prime markets.  Ms. Soloway brings with her 18 years of mortgage experience from operating her own mortgage brokerage firm to working within large financial institutions. Prior to MortgageBrokers.com Ms. Soloway spent 8 years at Home Trust company as VP Marketing and Sales.

➢
On November 5, 2008, the Company hired Mr. Daniel Putnam as the President of MortgageBrokers.com Financial Group of Companies to lead our Canadian sales operations and launch a new franchisor business unit in Canada.  With over 22 years of experience in the Canadian mortgage industry, Mr. Putnam was formerly President of Mortgage Centre Canada – a Division of CIBC Mortgages Inc. and more recently was President of Originations for Macquarie Financial.  Mr. Putnam currently has the responsibility for planning and executing all sales operations in Canada.

➢
We experienced a 21 percent increase in 2008 over 2007 in the number of licensed agents registered with the Company.  As at December 31, 2008, we had 387 licensed mortgage agents operating exclusively under the Company’s licensure.  Our newly recruited mortgage agents were recruited throughout 2008 by our sales management team.  The Company also regularly reviews the production level of all of our agents and periodically will terminate our contractual agreement if mortgage agents are unable to demonstrate the ability to increase their production levels.

One of our senior sales executives was tasked in 2008 with expanding our penetration within our referral alliance franchise network, placing qualified mortgage agents within alliance franchise locations, and working towards making the referral relationship a success.  The following summarizes some of the highlights from the 2008 year:

➢
On March 19, 2008, the Company announced that our strategic alliance RE/MAX Ontario-Atlantic Canada Inc. launched a new website (www.remaxrsp.com) fully dedicated to its unique and exclusive referral program with us.  By participating in this program, RE/MAX sales professionals mortgage referral fee commissions are deposited into a registered Retirement Savings Account managed by ManuLife Financial where they might obtain all the benefits thereof as described and explained on the new website.

➢
By the end of 2008, approximately 37 Service level Agreements were executed between the Company and RE/MAX franchisees for the provision of mortgage referral and mortgage services on a commission basis. Some of these RE/MAX franchisees operated several real estate offices within their respective franchisee territories.

➢
By the end of 2008, we had approximately 70 of our mortgage agents servicing RE/MAX franchisee offices, representing a 100% increase of those number of mortgage agents that serviced RE/MAX in 2007. Of this number, approximately 35 of our agents were in-house mortgage agents who operated an office inside the respective RE/MAX franchisee real estate offices, which represents a 20% increase over the number of in-house agents established in 2007.  This translated to a 15% increase in mortgage origination volumes that originated from a RE/MAX referral in 2008 over 2007.

Competitive Business Conditions and our Market Positioning

The following describes our market’s competitive business conditions and our market positioning through describing existing market conditions, competitive market conditions, our business model market positioning.

Market Conditions

To-date, all of our operations are conducted through our subsidiaries in Canada only. The deterioration of the mortgage industry in general in the United States in the latter part of 2007 and through 2008 has been a deterrent for management to consider entering the U.S. market as a mortgage brokerage at this time. As such, we are primarily affected operationally by market conditions in Canada.

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

While the Canadian mortgage market is expected to continue to grow in 2009 and 2010, it is forecasted to grow to a lesser degree than that leading up to 2008. The economic factors driving an expected Canadian economic slowdown and thus this forecast include: a strong Canadian dollar which is hurting exporters; the credit crunch is making it more difficult for businesses to expand; and, Canada is expected to see little job creation and possibly job losses in 2009.

The 2008 Observer, CMHC’s flagship publication (Canada Mortgage and Housing corporation, Government Agency), reveals 84.6 per cent of urban Canadians were able to access housing that was in good condition, suitable and affordable between 2002 and 2004.

Other key findings in 2008 Observer include:

•
Strong employment and income growth continued to bolster homeownership demand in Canada. The rate of homeownership in Canada rose to 68.4 per cent in 2006, the largest increase between censuses dating back to 1971.

•	In 2007, housing-related spending contributed close to $300 billion to the Canadian economy.

•	Mortgage arrears in Canada remain low. In 2007, slightly more than a quarter of one per cent of Canadian households (0.26 per cent) fell three or more months behind in their mortgage payments.

•
The composition of Canadian households continues to change as baby boomers age. For decades, couples with children have made up a declining percentage of all households, and the average size of households has shrunk.

A Study done by CAAMP (Canadian Association of Accredited Mortgage Professionals) in November 2008 found that “Canadians confront housing market with caution and confidence” Some of the Outline of this study is as follows:

Attitudes towards local conditions have shifted only slightly with 38 per cent of Canadians believing now is a good time to purchase and 32 per cent believing it is a bad time. Mortgage arrears remain low and steady at .28 per cent and an overwhelming 84 per cent of home owners are satisfied with their mortgages. The information was gathered by Maritz from an online survey of over 2,000 Canadians in mid-October and analyzed in conjunction with CAAMP Chief Economist Will Dunning.

Canadians do expect housing prices to fall: 35 per cent, more than twice as many as last fall, now believe prices will drop; half of those surveyed gave a neutral answer while the number who thought prices would go up fell from 40 per cent to 20 per cent. Westerners, who have endured particularly hot housing markets, are most negative, and in British Columbia, 48 per cent of those surveyed said they expect prices to fall, far above the national average.

Despite the traumatic American mortgage fall out, Canada has managed to steer clear of deflated markets. The Canadian system is supported by low and steady interest rates, better underwriting processes, different products and normal re-sale activity levels. “Canada is a financially conservative country where consumers are able to meet the terms of their mortgages and buying decisions are based on affordability,” said Dunning. “This contributes to a solid real estate market that will not experience the same drop off we see south of the border.”

Housing equity positions are strong in Canada with a growing trend of re-financing mortgages. About one in five borrowers took out an increasing amount of cash from their mortgages, with the average draw rising 20 per cent to $41,000 compared to last year. Fifty-six per cent of respondents said they used this money, which totals $18.5 billion nationwide, for debt consolidation and repayment; 30 per cent of these funds went towards home repair and renovation.

New home buyers took advantage of alternative mortgage products - half of new mortgages taken out in the last year were for amortizations longer than the traditional 25 years, an increase of 13 per cent. Longer term amortizations now account for 16 per cent of all outstanding mortgages and six per cent are 40-year terms. The federal government has now introduced stricter regulations on insured mortgages. CAAMP’s survey found Canadians had low awareness of the new regulations; however once explained, 60 per cent supported the changes.

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

Management believes that the Canadian market down turn in the latter half of 2007 through to present has had nominal material negative impact to our business

Competitive Market Conditions

Mortgage origination in Canada can be segmented into three broad categories and their estimated relative market share: (i) bank branch networks - 48%; (ii) bank mobile mortgage sales teams - 22%; and (iii) mortgage brokers - 30%. Over the past decade, the relative share for the bank branch networks had decreased as consumer demand for accessibility and specialization intensify.

Our Company’s direct competition in the Canadian marketplace is the major bank mobile mortgage sales teams and the consolidating mortgage brokerages.

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

The primary tools used by our competitor consolidating brokerages for executing a competitive strategy in recruiting mortgage agents has been increasing commission splits (which currently ranges between 60 and 75% (for fee-based organizations) of the total commission fees received), the development of brand and the provision of administrative and marketing services.

The competitor mobile sales teams of the major banks compete with us by leveraging bank brand appeal, exclusive mortgage products and leveraging a captive bank customer base.  In an effort to compete with mortgage brokers who offer varying credit quality mortgage solutions of numerous lenders, the bank mortgage sales forces have begun allowing their sales teams to offer other lender products outside their credit parameters.

Our Business Model Market Positioning

We have positioned ourselves in this competitive landscape to the mortgage broker industry as a very service oriented company that incorporates stock-based compensation into our value offering.    Our management team firmly believes that we have positioned ourselves to be a long term value creator in our industry.

Our centralized services, as more fully described in the previous section describing our distribution methods for our  services and again expanded in the previous section describing the status of our products and services to our agents, reduces our agents overhead allowing them to focus on their core strength of sales and marketing.

We have additionally designed our business model to incorporate two principal elements which we believe will attract those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market. We also believe that mortgage brokerages have long suffered from their inability to retain their top loan originators, typically losing them to competing brokerages that offer increased commissions with very little sustainable value being returned to the mortgage agent to help them grow their businesses. In addition, in today’s consolidating environment, we believe many sales agents have seen the companies they work with sold to large financial institutions or brokerages with nothing to show from the transaction when it is they who are responsible for creating much of the value associated with the transaction. Therefore, management believes there is pent up demand within the industry for a mortgage brokerage model that will address what we believe to be the industry’s long- standing issues of agent retention and equity participation.

As Canada’s first and, at present, only publicly-traded and independent (non-bank owned) mortgage brokerage, we have strategically positioned our Company as a consolidator attracting those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market. We have developed what we believe to be a unique transparent business model that, we believe, will allow us to rapidly and sustainably develop our national sales agency and long term sales referral sources around which we can diversify our product offering and develop our brand for the consumer. While there are no direct means to quantify and compare our rate of growth and the success of our strategy with our competition as they are not public companies, our strategy was acknowledged in the October 2008 issue of Profit Magazine where our Company, amongst a peer group of a wide variety of industries across Canada, was identified as the number one fastest growing of Canada’s emerging growth companies with a reported 3,993% top-line revenue growth between 2005 and 2007. No other mortgage brokerage was referenced in the top 50 companies that made the list. Additionally, we were recently nominated by CMP (“Canadian Mortgage Professional”) Magazine as National Mortgage Brokerage of the Year for 2008.

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

Generally, our stock-based compensation model is based upon the future discounted cash flow margin contribution to our Company’s bottom line of mortgage volume origination by each exclusively contracted mortgage agent. When the stock-based compensation model was initially designed, and until the Company is profitable and generating free cash flow, we made certain assumptions on a Pro Forma basis that a certain size funded mortgage origination volume would generate free cash flow based on our expected cost structure. The model, which made certain assumptions concerning expected growth rates, prevailing interest rates during the term of the Pro Forma and cost of capital determinations, was developed in 2005. In summary, the results of the model led to a management decision that granted an aggregate of approximately 11.4 basis points on an agent’s average funded mortgage origination volumes over a three to five year period to an agent in the form of stock-based compensation.

To-date we have made commitments to our existing agents to issue the stock-based compensation as warrants (such that 1 warrant would be convertible into 1 share) that would be convertible into stock. The Company is currently in the process of finalizing and formalizing the mortgage agent stock-based compensation plan, associated agreements and the registration of such a plan. Every mortgage agent registered with our company is eligible to earn stock-based compensation.

The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full, the first of which is three years following execution of an exclusive agency contract with the Company. In the fall of 2008, the first stock-based compensation was fully earned by our agents and 500,000 shares of restricted stock were issued to the agents by the Company. No stock warrants have been issued to our mortgage agents under this program to-date as the Company is still in the process of finalizing the plan for registration purposes.

As at December 31st, 2008, the Company has accrued, as stock-based compensation, 1,030,165 common shares at a price of $0.11 per share for a total of $113,318 payable to our existing mortgage agents.

The Company has also developed strategic alliances with long-established and dominant real estate brands with a view to providing our affiliated agents access, on a volume basis, to mortgage referrals. To this end, the Company has established long-term regional strategic alliances with RE/MAX in eastern Canada and Maxwell in western Canada.

Patents, trademarks, licenses, franchises, Agent Agreements and Commitments

The following summarizes agreements and arrangements we have in place to protect our market positioning:

a)
The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure. Generally, in the MortgageBrokers.com model, our licensed agents earn at least 85% of received commission fees. In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time. In practice, recruited mortgage sales agents execute an exclusive and confidential agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor. The mortgage agents agree to operate under the terms of the sales agreement and the mortgage broker licensure and brand of the Company and allow the Company to take typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services. No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business. The Company does not take an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

b)
As reported in the Company's Form 8K filing on June 9, 2006 pursuant to our May 25th, 2006 amending agreement with RE/MAX (included by reference in our 2007 Form 10-KSB), Alex Haditaghi, the Company Chairman and Chief Executive Officer, agreed that commencing on January 31, 2006, the first 4,000,000 shares to be granted to the national sales agency network will be provided out of Mr. Haditaghi's personal holdings and be non-dilutionary on the Company's capital structure.  The company is currently working with it’s accountants, tax consultants and legal counsel to determine how this needs to be transacted and accounted for.  To date, none of Alex Haditaghi’s committed 4,000,000 shares have been granted to a mortgage agent as stock-based compensation.

c)
RE/MAX Ontario-Atlantic Canada Inc. is one of 70 regions in the world for RE/MAX International and RE/MAX is licensed to sell real estate franchises in Ontario and the Atlantic provinces. Franchises operating under the RE/MAX Ontario-Atlantic region are able to participate in our mortgage referral program as described here-under.  MortgageBrokers.com has an agreement with only RE/MAX Ontario-Atlantic Canada Inc. within the greater RE/MAX organization.  Our RE/MAX renewable 10-year strategic alliance marketing, referral and revenue sharing agreement is captured in the following three agreements, all of which were filed at various times in our past filings as exhibits:

i.
License Agreement dated January 30, 2006 between RE/MAX Ontario-Atlantic Canada Inc. and Mortgagebrokers.com Holdings, Inc.  (This exhibit was filed with our Current Report on Form 8-K filed on February 1, 2006, and was included in our 2007 Form 10-KSB by reference);

ii.
Amendment to License Agreement dated May 25, 2006 by and among Mortgagebrokers.com Holdings, Inc., RE/MAX Ontario-Atlantic Canada Inc, and Alex Haditaghi  (This exhibit was filed with our Current Report on Form 8-K filed on June 13, 2006 and was included in our 2007 Form 10-KSB by reference); and,

iii.
Service Level Agreement between Mortgagebrokers.com Financial Group of Companies, Inc. and RE/MAX Franchisees which provides the details of the Mortgage Solution Program (filed as an exhibit to our 2007 Form 10K-SB).

The following summarizes the RE/MAX renewable 10-year strategic alliance marketing, referral and revenue sharing agreement:

Pursuant to a ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, and pursuant to the execution of a one year renewable service level agreement by the RE/MAX Franchisee, the Company provides its expertise in respect of North American mortgage finance and origination business solutions to RE/MAX and its franchisees and their salespersons in the form of a program known as the “Mortgage Broker Solution.”  The terms of the Mortgage Broker Solution are summarizes as follows:

1)
During the launch of the Mortgage Broker Solution, the RE/MAX franchisee would work collaboratively with the Company to establish Company mortgage agents, as mutually agreed upon, to service the RE/MAX Franchisee’s retail offices;

2)
The Company will arrange for mortgage agents to be assigned to service each participant RE/MAX franchisee office.  The assigned mortgage agent may be part of a service team organized to service several RE/MAX franchisee offices to provide geographical and temporal coverage and provide flexibility to respond to cultural and language sensitivities;

3)	The RE/MAX franchisee will actively promote the Mortgage Broker Solution throughout the RE/MAX FRANCHISEE’S business operations and RE/MAX sales associate network;

4)	The RE/MAX franchisee will participate in a RE/MAX strategic advisory council, as may be requested from time to time by the Company and RE/MAX master franchisor;

5)
Allow equal access to Company mortgage agents to each RE/MAX franchisee retail office as may be afforded to any other competitive mortgage agent.  Such access is to be provided by the RE/MAX franchisee at no cost to the Company or the Company’s mortgage agents.  Such access includes access to all general sales meetings and, where possible, include on-site access to electrical power and the internet;

6)	As appropriate and mutually agreed upon, the RE/MAX franchisee will work with the Company to optimize the presence and marketability of the Company mortgage agent in the RE/MAX franchisee’s office;

7)
The RE/MAX franchisee will work collaboratively with the Company to provide full disclosure to the consumer as may be required under any and all current and future regulations applicable to the RE/MAX franchisee and the Company;

8)	All customer files will be reviewed by an independent compliance officer, an employee of the Company, to screen for fraud and licensure non-compliance;

9)
The RE/MAX franchisee will meet with the Company’s regional sales manager at least quarterly to discuss the Mortgage Broker Solution, the mortgage sales pipeline, capture rates, marketing initiatives, and best practices;

10)	The RE/MAX franchisee will work collaboratively with the Company and RE/MAX master franchisor to distribute commission fees to RE/MAX Sales Associates;

11)
The Company and RE/MAX franchisee agree that they will carry out the Mortgage Broker Solution in a manner that is professional, transparent, ethical, legal and fully compliant with applicable industry regulations.

12)	Our back office administration will manage the revenue pipeline and manage the reporting systems.

13)
For transactions placed with lenders who pay the Company a finders fee and volume bonus, the RE/MAX Master Franchisor, RE/MAX franchisee, and RE/MAX franchisee sales Associate (collectively, the “RE/MAX Organization”) shall be entitled to revenue sharing of mortgage origination finders fees received by the Company (“Finders Fees”) as a result of a referral or lead generated by a RE/MAX sales associate (“Referral Fee”).  Based on the particular finders fee paid by the lender in a mortgage transaction, the RE/MAX Organization shall be paid a referral fee (‘Referral Fee’) based on the following:

•	The Referral Fee will equal sixty percent (60%) of Finders Fees up to 45 basis points (0.45%) of the mortgage amount for residential mortgages;

•	The Referral Fee will equal twenty-five percent (25%) of the Finders Fees up to 30 basis points (0.30%) of the mortgage amount for commercial mortgages;

14)	Our back office administration will manage the revenue pipeline and manage the reporting systems.

15)	The Company will provide to each RE/MAX franchisee as well as the RE/MAX Master Franchisor with a lead referral and sales data report on a no less than quarterly basis for management purposes.

In addition to revenue sharing, RE/MAX and their franchise network, as sophisticated and accredited investors, were provided the opportunity to be equity participants in the Company, through a one-time equity private placement offering of up to 6 million units at $1 per unit, each unit comprised of one share and one full warrant, each warrant convertible into one further share at an exercise price that is 30% below the 30 day moving average price of the Company shares preceding the date such warrants are exercised.  One-fifth (1/5) of such warrants were to be exercisable on each anniversary date of the closing of the offering in each of the first five years following the completion of the offering and if not so exercised would expire.  On June 1, 2006 this private placement was completed and 2,112,470 units at $1.00 per unit for the amount of $2,112,470 were issued.  A payment of $1,852,344.00 was received and promissory notes for the balance of $265,000 were executed.  Through the last quarter of 2005 and first quarter of 2006, we executed notes for unsecured debt to RE/MAX Ontario-Atlantic Canada Inc. which were convertible to stock at the same price as offered through the private placement ($1.00 per share).  These notes were converted to shares on June 12, 2006.  By December 31, 2007, the Company had collected $110,000 in promissory notes receivable associated with the private placement offering.  Based on non-payment of outstanding promissory notes, the Company commenced cancellation of issued shares having outstanding promissory notes totalling $125,000 with new replacement subscriptions resulting in a cash payment of $60,000 and a new promissory note of $65,000.

The Company also agreed, on each anniversary of the commencement of the RE-MAX licensing agreement, for so long as such agreement remains in force, commencing on June 9, 2007, to issue to the RE/MAX affiliated purchasers in the private offering, at no additional cost, a number of common shares of the Company that are equal in number to 25% of the total number of shares initially purchased by the purchaser in the 2006 private placement.  These annual stock issues were stock-based compensation for RE/MAX affiliate’s continued support of the Mortgage Broker Solution through the life of the program.

The Company also agreed with RE/MAX that we would not, prior to June 9, 2010 and without the prior written consent of RE/MAX, issue any new shares, options or warrants or other instruments convertible into shares; and that, (ii) RE/MAX shall have a first right of refusal to purchase any shares proposed to be issued out of treasury during the term of this agreement for the purpose of capital investment and to advance funds pursuant to any instrument proposed to be issued by the Company that is convertible into shares. Further, the Company agreed that, within 60 days following the closing of the private placement offering, to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to register the shares subscribed for pursuant to such offering and the Amended Agreement. This registration statement was not filed as it is not required at this time due to changes in legislation.

As at December 31, 2008, the Company had accrued, as stock-based compensation payable to RE/MAX related to mortgage referral, 76,693 common shares at a price of $0.11 per share (December 31, 2008 day closing price of our stock) for a total of $8,437 payable.

d)
Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. In summary, and on a pro rata basis, Maxwell have the opportunity to earn 3,000 warrants (1 warrant convertible to 1 share) for every $10,000,000 in funded mortgage origination annually that were a result of a Maxwell referral. Warrant earned between 2006 through 2011 are fully earned and vested assuming our agreement is in good standing with Maxwell on December 31, 2011. To-date the Company has not issued any warrants to Maxwell related to this program. As at December 31, 2008, the Company had accrued, as stock-based compensation payable to Maxwell related to mortgage referral, 27,384 common shares at a price of $0.11 per share (December 31, 2008 day closing price of our stock) for a total of $3,012 payable. No stock warrants have been issued to Maxwell or it’s sales agents under this program to-date as the Company is preparing to finalize the plan for registration purposes.

e)
We have made application in Canada to register the marks “MortgageBrokers.com” and “Security through Ownership” as being trade marks of our Company.  These applications are still in due process.  Both applications have been formalized and are currently awaiting examiner’s reports.

Government Licensure and Approvals

The Mortgage Brokerage industry is regulated provincially in Canada. For instance, in the Province of Ontario, we are regulated by the Financial Services Commission of Ontario under the Mortgage Brokerages Lenders and Administrators Act, 2006 and in the Province of Alberta, we are governed by the Real Estate Council of Alberta under the Real Estate Act, 2000. These licensing bodies have minimum criteria for licensure of potential mortgage agents recruited to operate under the Company’s respective Provincial broker license, which include relevant educational requirements, criminal record checks and disclosure of any personal bankruptcy or court proceedings.

Our subsidiaries are currently holding licenses in good standing in the provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario and Alberta. Typically, our licensure is renewed annually.

As an organization, and as required for licensure in some Canadian provinces, we maintain an errors and omissions liability insurance policy through Encon Group Inc. which covers the organization and it’s national network of mortgage agents from legal claims that brokers are exposed to on a daily basis.  Our current policy provides coverage up to CDN $5 million per incident and up to CDN $10 million in aggregate.

The Company is in the process of becoming a franchisor with an expected business launch in 2009.  The franchise disclosure regulations are provincially regulated.  In Ontario, for instance, franchisors are regulated by the  Arthur Wishart Act (R.S.O., 2000).  Compliance to the Ontario act generally guarantees compliance in the Province of Alberta.

Effect of Existing or Probable Government Regulations on the Business

The existing government regulatory regime protects the consumer through the mortgage broker process including, but not limited to, protection of confidential information, representation, cooling off period, and disclosure.  Current regulations requiring mortgage agent standards helps raise the industry’s standards and promulgates a positive consumer experience in Canada.

Research and Development Activities in Past Two Years

None.

Environmental Compliance Costs and Effects

None.

Employees

As at December 31, 2008, our Company had 14 full-time employees and 5 full-time contract staff for a total of 19 full-time staff.

ITEM 1A.  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable as a smaller reporting company.

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

The Company negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and is party to a five (5) year lease which commenced May 1, 2007.

ITEM 3.  LEGAL PROCEEDINGS

On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties, including the Company, MortgageBrokers.com Inc (“MBI”), our Ontario subsidiary, and Alex Haditaghi, our principal shareholder, sole director and chief executive officer, and several corporate affiliates of Mr. Haditaghi  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN$1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005 pursuant to which Trisan agreed to loan all of the defendants except the Company (such defendants referred to hereinafter as the “Borrowing Parties”) the sum of CDN$750,000, which funds were to be used by Mr. Haditaghi for the purpose of acquiring the shares of Magna Data, Inc. (the “Magna Data Shares”).  Trisan alleged in its statement of claim, among other things, that:

•	it ultimately loaned upwards of CDN$550,000 pursuant to the loan agreement;

•	the purchased Magna Data Shares were to be pledged as security for repayment of the loan to the Borrowing Parties,

•	Trisan was to have been issued, upon certain conditions, 500,000 shares of the Company’s common stock;

•	the funds advanced to Mr. Haditaghi and/or MBI were never repaid; and,

•	Trisan obtained security for such repayment of the loan from a number of the Borrowing Parties, but not from MBI.

In January 2007, the Company and the Borrowing Parties filed a statement of defense, crossclaim and counterclaim in response to Trisan’s statement of claim, in which the defendants alleged breach of the loan agreement by Trisan.

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered that the Borrowing Parties pay Trisan the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907.  The court further ordered the dismissal of the counterclaim filed by the Company and the Borrowing Parties and ordered that the balance of Trisan’s claims contained in its statement of claim should proceed to trial. The Court further ordered that 500,000 unrestricted shares of the Company be deposited by the defendants with an escrow agent upon payment of the above ordered amounts, pending final disposition of Trisan’s other claims and that costs of the motion for summary judgment be fixed at CDN $5,000 payable to Trisan within 90 days.  Upon Payment of the judgment amount, the security provided for the loan would be released.

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at CDN $5,000.  The order bears interest at the rate of 10% per year commencing from the date of the judgment.  Please see Note 8 in our financial statements here-in for further details.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

As at December 31, 2008, $611,360 (CDN$748,671) plus interest of $77,534 (CDN$94,948) was accrued by the Company.

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

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The market for our common stock is sporadic and our stock is thinly traded.

2008	High	Low
First Quarter	$0.31	$0.08
Second Quarter	$0.15	$0.08
Third Quarter	$0.24	$0.07
Fourth Quarter	$0.41	$0.10

2007	High	Low
First Quarter	$1.15	$0.59
Second Quarter	$2.27	$0.31
Third Quarter	$0.50	$0.35
Fourth Quarter	$0.43	$0.30

Holders

On December 31, 2008, there were 376 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2008 in accordance to an equity compensation plan including individual compensation arrangements:

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

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2008, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 7, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2009. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

Recent Sales of Unregistered Securities

The Company has routinely issued unregistered restricted stock in exchange for cash, services, compensation and assets he relative pricing of our stock was based on upon a point in time negotiation as well as the market price at the time the sale, purchase or contract was executed.  The following summarizes these issuances over the past three years:

Exemption from Registration Claimed

The following exemptions were relied upon in the issuance of unregistered securities as referenced here-under over the past three years:

Regulation D Rule 506

The Common Stock issued in our Regulation D, Rule 506 offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §§230.506:

1)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

2)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

3)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

4)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or sale requirements of the securities laws of the United States or any of its states.

5)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Regulation S

The Company issued restricted shares of its common stock for services, cash or assets. The shares were issued by the Company relying upon the exemption from registration as set forth in Regulation S of the Securities Act for the issuance of these shares. The stockholders are not a "U.S. Person" as that term is defined in the Securities Act, and at the time of the offering and issuance of the shares, the stockholders were located outside of the United States. In addition, the stockholders took the shares for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, and were permitted access to the Company's management for the purpose of acquiring investment information, as required by the Securities Act. Further, there was no general solicitation or advertising for the issuance of the shares. The Company issued the shares without compliance with the registration requirements of the Securities Act in reliance upon the exemptions there from afforded by Regulation S.

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock. The were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions

2006

On September 15, 2005, Elliot Sud, a third party, subscribed for 100,000 shares of unregistered restricted (Rule 144) common stock at $1 per share.  Payment for the subscription was received on September 15, 2006 ($84,340) and on November 10, 2006 ($15,560).  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were approved by the Company for issuance on November 8, 2005 and the 100,000 shares were issued on March 14, 2006. The shares were issued at $1.00 per share, the closing price of the security on the date of stock purchase agreement was negotiated and executed.

On June 12, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of restricted (Rule 144) common stock to accredited third party investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per share of $1.00 for an aggregate offering price of $2,112,470. The private placement shares were issued in reliance on the exemption under Regulation D, Rule 506 and Regulation S of the Securities Act of 1933, as amended (the “Act”), as described heretofore.  Purchasers of these securities receive the following additional rights and privileges:

•
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

•
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

Pursuant to a stock purchase agreement dated October 24, 2005, on November 11, 2005 1,000,000 restricted (Rule 144) shares of common stock were issued to Mercatus & Partners Funding Limited, a third party, for cash consideration of $0.63 per share or 45% of the market value on the time of free trading securities of the Company.  The Company relied upon the exemption from registration as for these shares as set forth in Section 4(2) of the Securities Act as described heretofore.  On September 8, 2006 1,000,000 shares of restricted common stock previously issued to Mercatus & Partners Funding Limited pursuant to a stock purchase agreement for the total net proceeds of $630,000 were recalled and cancelled after no payment was received.  The shares were issued at $0.63 per share based upon the negotiated price in the stock purchase arrangement.

On March 14, 2006, the Company issued 50,000 restricted (Rule 144) common shares at a price of $1.80 per share for total amount of $90,000 to vFinance, Inc., a third party, based on the execution of an investment banking service agreement. vFinance, Inc. is an arms length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On March 14, 2006 the Company issued 50,000 restricted (Rule 144) common shares at a price of $1.80 per share for total amount of $90,000 to Mr. Elliot Sud, a third party, based on the execution of advisory services.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On March 14, 2006, the Company issued 100,000 restricted (Rule 144) common shares divided equally amongst Ms. Sharon Oakes and Mr. Ron Stanners, third parties, for certain office equipment, cash, the proceeds from work in progress and office supplies acquired valued at $58,801 from Lending Source Canada Inc.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The securities were valued at $0.58 per share as negotiated based on the value of assets purchased in the Lending Source Inc. asset purchase.

On March 14, 2006, the Company issued 5,000 restricted (Rule 144) common shares at a price of $1.80 per share for a total amount of $9,000 to Ms. Nicole Locking, a third party, pursuant to the execution and termination of an employment agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On March 14, 2006, the Company issued 100,000 restricted (Rule 144) common shares at a price of $1.80 per share for a total amount of $180,000 to Mr. Mark Lindsay, a third party, based on the execution of an advisory and consulting agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On March 14, 2006, the Company issued 25,000 restricted (Rule 144) common shares at a price of $1.80 per share for a total amount of $45,000 to Mr. Mike Fearnow, a third party, pursuant to the execution of an advisory services agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On March 14, 2006, the Company issued 15,000 restricted (Rule 144) common shares at a price of $1.80 per share for a total amount of $27,000 to Mr. Attilio Lombardi, a third party, care of NCP Computers Inc. pursuant to the provision of information systems and technology services.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $1.80 per share, the closing price of the security on the date of issue.

On April 25, 2006, the Company issued 500,000 restricted (Rule 144) common shares to Lendiem Corporation (a related party to Trisan Corporation) and Vito Galloro, both third parties. These shares were issued by mistake and the Company is working on cancelling these shares.

On October 30, 2006, the Company issued 48,000 restricted (Rule 144) common shares at a price of $0.53 per share for a total amount of $25,440 to iStockdaily.com, a third party, pursuant to the execution of an advisory services agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $0.53 per share, the closing price of the security on the date of issue.

On October 30, 2006, the Company issued 48,000 restricted (Rule 144) common shares at a price of $0.53 per share for a total amount of $25,440 to Max Communications, Inc., a third party, pursuant to the execution of an advisory services agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $0.53 per share, the closing price of the security on the date of issue.

2007

On July 7, 2007, the Company issued 125,000 restricted (Rule 144) common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc, all third parties. These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 PPM. These shares were issued in anticipation of the initial participants shares being cancelled. The private placement shares were issued in reliance on the exemption under Regulation D, Rule 506 and Regulation S of the Securities Act of 1933, as amended (the “Act”), as described heretofore.  The shares were issued at $1.00 per share, the offered price in the private placement which closed on June 9, 2006.

On January 3, 2007, the Company issued 10,000 restricted (Rule 144) common shares at a price of $0.75 per share for total amount of $7,500 to SmallCapVoice.com, a third party, based on the execution of an investor relations agreement.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $0.75 per share, the closing price of the security on the date of issue.

On July 7, 2007, the Company issued 478,000 restricted (Rule 144) common shares under the terms of its Mortgage Service License Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners, all third parties that participated in the private placement offering which closed on June 9, 2006.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were issued at $0.42 per share, the closing price of the security on the date of issue.

On July 23, 2007, the Company issued 40,000 restricted (Rule 144) common shares to Alexander Gershtein, a third party, in exchange for furniture and equipment valued at $45,416, under its Service Compensation Plan.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The securities were valued at $1.14 per share as negotiated on the value of the assets acquired based on the value of assets purchased.

On July 23, 2007, the Company issued 25,000 restricted (Rule 144) common shares at a price of $1.00 per share to Kalymon Consulting Ltd., a third party, in exchange for consulting services under its Service Compensation Plan.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The securities were valued at $1.00 per share as negotiated at the time the contract was executed in 2005.

On July 23, 2007, the Company issued 1,700,000 shares of restricted (Rule 144) Company stock to its senior management team based upon draft management agreements that are expected to be executed by December 31, 2007. These shares have not been released and the release is pending the finalizing and execution of management agreements.  The securities were valued at $0.43 per share, the security closing price on the date of issue.

2008

On February 5, 2008, the Company issued 50,000 restricted (Rule 144) common shares at a price of $0.19 per share, the market close price on the date of issue, for total value of $9,550 to vFinance, Inc. based on the execution of an investment banking service agreement.  vFinance, Inc. is an arm’s length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.

On September 11, 2008, the Company issued 490,500 restricted (Rule 144) common shares under the terms of its Mortgage Service License Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners, all third parties, that participated in the private placement offering which closed on June 9, 2006.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  The shares were valued at $0.11 per share, the share price on the date of issue.

On September 11, 2008, the Company issued 3,272,500 shares of restricted (Rule 144) Company stock to its employees based upon draft employment agreements that are expected to be executed by December 31, 2008.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.  These shares have not been released and the release is pending the finalizing and execution of employment agreements. The shares were valued at $0.11 per share, the share price on the date of issue.

On October 20, 2008, the Company issued 150,000 restricted (Rule 144) common shares at a price of $0.29 per share, based on the market price at the subscription date, and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.  These shares were issued in reliance on the exemption under Regulation D, Rule 506 and Regulation S of the Securities Act of 1933, as amended (the “Act”), as described heretofore.

On October 21, 2008, the Company issued 47,078 restricted (Rule 144) common shares at a price of $0.28 per share, based on the market price at the subscription date, and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.  These shares were issued in reliance on the exemption under Regulation D, Rule 506 and Regulation S of the Securities Act of 1933, as amended (the “Act”), as described heretofore.

On December 16, 2008, the Company issued 500,000 shares of restricted (Rule 144) Company stock to a group of its mortgage agents based upon agreements.  These shares were issued under the Company’s Service Compensation Plan.  The shares were issued at $0.16 per share, the market close share price on the date of issue.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.

Repurchases of Securities

No repurchases were made by our Company or an affiliate in a month within the fourth quarter of the fiscal year 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the fiscal years ended December 31, 2008 and 2007.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2008 and notes thereto appearing elsewhere in this form 10-K.

Liquidity

As at December 31, 2008, we had $1,262,321 in cash; $17,848 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to ManuLife administered Register Retirement Savings Plan accounts owned by RE/MAX sales agents), $116,211 in prepaid expenses, $112,184 in equipment and recognized $2,424 in equipment under capital leases for a total of $1,510,988 in assets. Comparatively as at December 31, 2007, we had $830,852 in cash, $44,936 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to ManuLife administered Register Retirement Savings Plan accounts owned by RE/MAX sales agents), $148,611 in prepaid expenses, $153,474 in equipment and recognized $4,278 in equipment under capital leases for a total of $1,182,151 in total assets.

As at December 31, 2008, we had $1,190,905 in accounts payable, $68,210 in accrued liabilities related to services received but not invoiced yet and employee vacation accrual, $129,425 in loans payable to a related party, $275,317 in employee tax deductions payable, $310,108 in accrued stock-based compensation, $117,385 in bank indebtedness, $17,848 in trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s ManuLife RRSP account, $1,624 in obligations under capital leases, and $688,894 in accrued expenses associated with a legal judgment for a total of $2,799,716 in liabilities. Comparatively as at December 31, 2007, the Company had $791,419 in accounts payable, $149,601 in accrued liabilities, $170,691 in loans payable to a related party, $ 434,584 in employee tax deductions payable, $44,936 payable in a trust liability associated with RE/MAX agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP accounts, $4,644 in obligations under capital leases, $989,145 in stock-based compensation accrual, $151,316 in bank indebtedness and $773,658 in accrued expenses associated with a legal judgment for a total of $3,509,994 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2007:

a)	Cash and cash equivalents increased by 52% from 2007 to $1,262,321. This trend was primarily due to an increase in Work in Progress payable and a marginal increase in working capital resources.

b)	Prepaid expenses decreased by 22% from 2007 to $116,211. There is no trend in pre-paid expenses and pre-paid expenses are based on the amount in a given point in time.

c)	Bank indebtedness decreased by 22% over 2007 to $61,244. This decrease is related to the Company effort to pay off its credit facility.

d)
Accounts payable increased 50% over 2007 to $1,190,905. This is a direct result of mortgage agent recruitment program success, as the bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures. The company expects that this trend will continue through 2009 assuming our mortgage agent recruitment program continues the pace in 2009 as experienced in 2008.

e)
The Company has accrued in 2008 for the liability of a partial summary judgment to a claim to which the Company is a party. The calculated judgment liability is $688,894. While the full amount of the judgment was accrued, it is the expectation of management that none of the liability will be satisfied by the Company in this multi-party judgment. See Discussion below regarding infrequent event affecting results of operations.

f)
Employee tax deductions payable decreased by 37% from 2007 to $275,317. Company management has meet with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full in 2009. See discussion below.

g)
Stock-based compensation accruals vary widely year over year. The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence, therefore it is difficult to analyze related trends. The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Unless and until the Company increases its revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders.

Results of Operations

The following summarize material trends and outlooks related to our comparative income statement:

1)	Gross revenue increased by 54% from 2007 to $15,802,861;

2)	Operating expenses increased in 2008 by 26% over 2007 to $15,438,028; and,

3)	We reported earnings of $338,074 in 2008 as compared to a net loss of $2,843,781 in 2007.

Unusual or Infrequent Events that affect Reported Income

a)
During the 2008 reporting period, our expenses were reduced by an approximate net amount of $95,000 related to staff restructuring and some members of the management team who agreed to reduce salary for seven months in 2008 to allow the company to attract new talent to help in the company’s growth.

b)
The current financial market conditions may have had a negative impact on the market for our securities as a perceived mortgage finance company.  If so, this would have had a negative impact on the market price of our securities which has a direct impact on reducing and reversing stock-based accrual expenses for 2008.

c)
On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered MBI, the Company’s subsidiary, and other parties to pay the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907. See Item 3 above. This judgment was appealed, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.  No decision has yet been made as to allocation of liability for the judgment among the parties, who are currently in settlement negotiations with a view to settling payment of the judgment as well as resolving all other claims outstanding between the parties.  In the fourth quarter of 2007, following the issued judgment on October 3, 2007, Alex Haditaghi commenced negotiations with Trisan to satisfy the judgment on a personal basis. Mr. Haditaghi has indicated to the Company that these discussions are nearing a satisfactory resolution. While these negotiations are carried out, the Company has fully accrued for the judgment.  Once Mr. Haditaghi has satisfied the outstanding judgment personally, it is the company’s intent to refile our filings to remove this accrual.  This accrued charge took place in 2007 and 2008 reported income was affected with respect to accrued interest.

d)
In the fall of 2008 the Company was chosen as a final contender in the acquisition of the company Mortgage Intelligence Inc. from GMAC.  In the end, we were unsuccessful in acquiring Mortgage Intelligence Inc. and through our due diligence, negotiations, and bid submission processes incurred one time legal expenses of approximately $77,000.

Revenue Trend Analysis

Gross revenue in 2008 increased by 54% from 2007 to $15,802,861 and was in direct correlation to an increase in mortgage origination in 2008 over 2007.  Management believes our revenue growth experienced between 2007 and 2008 was directly related to mortgage agent recruitment accomplishments, the organic growth of our existing agent’s books of business and improved revenue management.

Our sales management team increased the number of our mortgage agents by 21% in 2008 as compared to 2007.  A significant portion of our top-line revenue growth is also related to organic growth of our existing network of mortgage agents who have grown their book of business, considering that our agent count only increased by 21% in 2008 over 2007.

Management identified no material changes between 2007 and 2008 regarding mortgage origination basis point revenue which averaged 105 basis points on mortgage origination volumes.

Expense Trend Analysis

The Company’s operating expenses increased in 2008 by 26% over 2007.  The primary components that comprise the Company’s operating expenses are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation for which the following trends are observed by management:

•
86% of the operating expenses in 2008 were associated with agent commissions. Agent commission fees as a percent of revenues decreased by 4% from 2007 to 2008 as the Company’s gross margins increased.  Our gross margins increased primarily related to origination from our sales agency mortgage agents, where our gross margin contribution is higher, grew at a faster pace then that sourced from referral alliances, where our gross margin contribution is lower.  The Company receives a marginally smaller portion of the commission fees when it is sourced from its referral alliances (i.e. the Company receives less net revenue from deal flow originated through our referral alliances).

•
8% of the operating expenses in 2008 were associated with salaries and benefits.  Costs associated with Salaries and Benefits decreased by 12% compared to 2007.  This is related to staff restructuring and some members of the management team who agreed to reduce salary for seven months in 2008 to allow the company to attract new talent to help in the company’s growth and repay debt obligations.  Management expects salaries and benefits to increase in 2009 comparable to 2007.

•	General and administrative expenses as a percent of total operating expenses decreased by 3% from 2007 to 2008. This change is primarily attributable to greater management of administrative expenses.

•
Occupancy costs increased 26% from 2007 to $159,317and is related to the company expensing a full year of occupancy costs for it’s corporate office in Concord, Ontario where as it expensed only a partial year in 2007 commiserate with our lease commencement.

Off-Balance Sheet Arrangements

None

Tabular Disclosure of Contractual Obligations

Not applicable as a smaller reporting company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following describes changes in and disagreements with accountants on accounting and financial disclosures through 2007 and 2008:

On May 16, 2007, SF Partnership LLP (“SF Partnership”) resigned as our independent registered public accounting firm.  SF Partnership’s audit report for the years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. On May 16, 2007, we engaged a new independent registered public accounting firm. The new independent registered public accounting firm is Jewett, Schwartz, Wolfe & Associates (“Jewett”). Pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reports as follows:

A. i)	SF Partnership resigned as our independent registered public accounting firm effective on May 16, 2007.

ii)
During the previous two fiscal years and the interim period through May 16, 2007, our financial statements were modified for an uncertainty as to the Company’s ability to continue as a going concern. SF Partnership’s audit report for the years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

iii)	The resignation of SF Partnership and engagement of Jewett was approved by the Company’s Board of Directors.

iv)
During the two most recent fiscal years and the subsequent interim period through May 16, 2007, the Company and SF Partnership did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

v)	During the two most recent fiscal years and the subsequent interim period through May 16, 2007, we did not experience any reportable events.

B.	On May 16, 2007, we engaged Jewett to be our independent registered public accounting firm.

i)
Prior to engaging Jewett, we had not consulted Jewett regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with Jewett regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ii)	We did not discuss any past disagreements with any prior auditors with Jewett.

C.
The Registrant has requested SF Partnership to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant regarding SF Partnership. However, such letter has not been provided by SF Partnership and, therefore, is not included in this Form 8K resulting from a disagreement over auditing fees charged by SF Partnership.

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

On February 8, 2008, the board of directors of the Company approved the engagement of DNTW Chartered Accountants, LLP (“DNTW”), as its new independent accountant. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with DNTW regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Regulation S-K.

On April 16, 2008, DNTW Chartered Accountants, LLP (“DNTW”) advised the Company that DNTW would not be accepting the engagement as the Company’s auditors for the year ended December 31, 2008 and that DNTW’s role as auditors of the Company would cease immediately. After some discussion between the Company and DNTW as to terms upon which DNTW might reconsider its decision not to accept such engagement, DNTW provided written confirmation to the Company on April 22, 2008 that the client-auditor relationship between DNTW and the Company had ceased. DNTW provided an audit report on the financial statements of the Company for the year ended December 31, 2007. Other than a statement as to the ability of the Company to continue as a going concern, there was in such report no adverse opinion or disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles. Since DNTW’s engagement on February 7, 2008, there have been no disagreements with DNTW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to DNTW’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with the report it issued on the financial statements of the Company, and there were no reportable events described in Item 304(a)(1)(iv) of Regulation S-B. The Company has provided DNTW with a copy of the disclosures it is making in response to Item 304(a) of Regulation S-B and requested that DNTW furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company. On May 9, 2008, DNTW provided the Company a letter to this effect, a copy of which is filed in our current report filed May 12, 2008.

On May 11, 2008, the board of directors of the Company approved the engagement of McGovern, Hurley, Cunningham, LLP, as its new independent accountant. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with McGovern, Hurley, Cunningham, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

In the fourth calendar quarter of 2008 and as of December 31, 2008, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

 (b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Registrant Director and Executive Officer

The following table sets forth, as of December 31, 2008, the name and age of our sole director and executive officer. The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	36	President, CEO, CFO, Chief Accounting Officer and sole Director

Business Experience

The following summarizes the occupation and business experience of our sole director and executive officers:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman of the Board of Directors

Alex Haditaghi has been working in the mortgage industry in Canada since 1999 and has extensive experience in both residential and commercial mortgages.  Mr. Haditaghi formed Lending Tree Canada Inc., a private mortgage brokerage operating in Canada, in 2000.  He served as President for five years until he founded MortgageBrokers.com in January 2005.  Since then, Mr. Haditaghi has been the CEO, CFO and sole director of MortgageBrokers.com Holdings, Inc. and President of its two subsidiaries.  Mr. Haditaghi is responsible for the business vision, expansion, capital resources, hiring the executive management team, establishing corporate policy and providing overall leadership to the organization

Significant Contributing Management

The following table sets forth, as of April 15, 2009, the names and ages of our Canadian operations management team.

Name	Age	Position
Dong Lee	36	Vice President of Operations
Robert Hyde	45	Vice President of Finance & Administration
Davindra Persaud	37	Corporate Controller
Daniel Putnam	52	President of Sales - Canada
Diana Soloway	44	Chief Strategy Officer
Gary Laughlin	59	Vice President of Sales Ontario
David Mercer	49	Vice President of Sales Alberta

Business Experience

The following summarizes the occupation and business experience of our Canadian operations subsidiary management team:

Dong Lee, Vice President of Operations

Dong Lee has been vice president of operations at our Company’s Canadian subsidiary since joining us in April, 2005.  Mr. Lee is responsible for establishing, managing and expanding our mortgage agent and referral commission and compliance operations, lender relations, and responsible for overall business model development.

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

Robert Hyde, Vice President of Finance & Administration

Mr. Hyde joined MortgageBrokers.com’s Canadian subsidiary in April of 2005.  His responsibilities include corporate development, finance and reporting, agreement preparation and administration, administration of warrant, option and other capital structure programs, regulatory and legal liaison, private placement memorandum and registration statement preparation, and accounting support.

Prior to joining MortgageBrokers.com, Mr. Hyde had a 17 year career in the engineering, software and management consulting industries servicing the real estate, financial services and petrochemical industries with significant business building experience and leadership roles in Canada, the US, and the EU.  Most recently, Robert was Managing Director of Paladin Capital Ventures.  Paladin Capital Ventures provided early stage technology based companies with business model development, strategic planning, finance and capital planning, facilitating venture capital and private placement, and providing strategic market planning services.  From 1998 to 2004, Robert was the founder and managing director of eRealVantage Incorporated, a real estate investment portfolio securitization technology company servicing the REIT and pension fund portfolio market place.  From 1992 to 1998, he was President of Enviro Cheq Corporation and Vice President of the knowledge-based environmental risk management company, Trillium Environmental Corporation.

Mr. Hyde graduated from the Richard Ivey School of Business, University of Western Ontario (MBA) in 2003 and received his Masters of Engineering degree from University of Windsor in 1990.  He is a Professional Engineer in the Province of Ontario and has completed numerous executive training courses including the Art of Negotiation.

Davindra Persaud, Corporate Controller

Mr. Persaud joined MortgageBrokers.com’s Canadian subsidiary in June 2007 after having spent the last 9 years working with various large and medium sized public accounting firms where he specialized in accounting, audit, tax and financial reporting for publicly traded companies listed in Canada and the United States.  As a public accountant, Mr. Persaud had the opportunity to audit and work with multi-national public companies in various industries including the financial services sector supporting them with their accounting and reporting needs.

Mr. Persaud earned his Bachelor of Arts in Economics from the University of Western Ontario in 1995 and received his Chartered Accountants license and designation from the Institute of Chartered Accountants of Ontario in 2002.

Daniel Putnam, President of Sales - Canada

Since joining our Company’s Canadian subsidiary in November, 2008, Daniel Putnam has been President of our Canadian sales organization and currently directs our sales management staff to service, recruit and manage our national mortgage sales agency.  Mr. Putnam directs a marketing manager responsible for developing advertising, information brochures, and sales support materials.  Mr. Putnam also directs our senior Information System / Information Technology staff responsible for developing www-based technology back office systems to service the mortgage sales agency.  Mr. Putnam was formerly President of Mortgage Centre Canada – a Division of CIBC Mortgages Inc. and more recently was President of Originations for Macquarie Financial.

Diana Soloway, Chief Strategy Officer

Since joining our Company’s Canadian subsidiary in November of 2008, Diana Soloway is our Chief Strategy Officer responsible for assisting the CEO with creating, communicating, executing, and sustaining strategic initiatives within our organization. Ms. Soloway brings with her 18 years of mortgage experience before from operating her own mortgage brokerage firm to working within large financial institutions. Prior to MortgageBrokers.com Ms. Soloway spent 8 years at Home Trust company as VP Marketing and Sales.

Gary Laughlin, Vice President Sales - Ontario

Gary Laughlin is the Company’s vice president of sales for the Province of Ontario and joined us in May of 2008.  With over 25 years experience in the financial services and mortgage industry, Mr. Laughlin brings to MortgageBrokers.com a successful track record of building and leading sales teams. Most recently, Mr. Laughlin lead the Mobile Mortgage Sales team in Ontario for the Royal Bank of Canada.

David Mercer, Vice President Sales - Alberta

David Mercer is the Company’s vice president of Sales for Alberta and joined us September of 2005.  Prior to joining MortgageBrokers.com, Mr. Mercer, a 23 year veteran of the real estate and mortgage broker industry, was President of Lending Source Canada Inc.  Previously, Mr. Mercer spent 4 years as a top producing regional manager for The Mortgage Alliance Company of Canada, who today claims to be the largest independent mortgage originator in Canada.  Through his career in the industry, Mr. Mercer has been responsible for the recruitment, training and mentorship of over 300 Mortgage Brokers across Canada.  Mr. Mercer has also served as President of the Alberta Mortgage Brokers Association, and for many years served as the Chair for the Communications and Ethics committees.  Mr. Mercer also currently teaches for the Alberta Real Estate Association through Mt. Royal College, Alberta.

Family Relationaships

None.

Involvement in Certain Legal Proceedings

See Item 3 of this form 10-K..

Promoters and Control Persons

None.

Code of Ethics

       The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer which has been filed as an exhibit to our Annual Report on Form 10-KSB on March 31, 2005.

Directors and Committees

The Company currently has only one director and, as such, has no nominating, audit or other committees of its board of directors. The sole director of the Company does not qualify as an “audit committee financial expert.”  To-date, no formal board meetings have taken place.

Shareholder Communications

The Company has retained an investor relations Company to communicate and respond to shareholders.  Shareholders may also correspond directly to our Director.

Compliance with Section 16(A) of the Exchange Act

Mr. Haditaghi filed a Form 5 for 2008 on February 17, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The following summarizes the Companies named officer and director, as identified in Item 10 of this Firm 10-K, compensation:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)	Stock Awards ($)2	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2008 2007	$31,074 $120,930	0 0	$33,000 $259,459	0 0	0 0	0 0	0 0	$64,074 $380,389

Footnotes:

1:  The executive’s base salary was paid in Canadian dollars.  In Canadian dollars, the base salary was $130,000 in 2007 and $33,125 in 2008.  It was converted to USD for presentation in the table as required using the conversion factor (USD $1.0 = CDN $1.075), the annual average exchange rate for 2007 as reported by the Bank of Canada.  The annual average exchange rate for 2008 as reported by the Bank of Canada was USD $1.0 = CDN $1.066.

2:  The equity-awards were earned by the identified executive are pending release upon completion of employment agreements.  The employment agreements are expected to be completed in 2009.  The equity awards are based on verbal agreements between management and the Company CEO as disclosed in past filings.  The portion of the stock-based compensation that was registered in 2007 were issued at a price of $0.43.  The portion of stock-based compensation that was owing to the employee at year end was valued at $0.11.

Narrative Disclosure to the Summary Compensation Table

The employment agreements for executive officers are presently being prepared.  The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2008.  The company is currently in the process of preparing employment agreements which are expected to be executed in 2009.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END TABLE
	OPTION AWARDS					STOCK AWARDS
Name and principal position (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)1	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)2 (e)	Option Expiration Date (f)	Number of Shares or units of Stock that have not Vested (#) (g)	Market Value of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned shares, Units or other rights that have not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned shares, Units or other rights that have not Vested ($) (j)
Alex Haditaghi, Chairman and CEO	0	0	0	0	0	0	0	0	0

Compensation of Directors

No additional compensation is paid to Alex Haditaghi, our sole director.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at December 31, 2008, no options to Company employees, officers or directors are outstanding.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (1)

Alex Haditaghi	26,734,000	62.2%

All executive officers and directors as a group	26,734,000	62.2%

 (1) Based on 42,976,548 shares of common stock issued and outstanding as of December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2008, the controlling shareholder and Chief Executive Officer of the Company had advanced $129,425 (December 31, 2007 - $170,691) to fund the working capital of the Company. The advances are unsecured, non-interest bearing, with $84,425 due on demand, $25,000 due in 2010, and $20,000 due in 2011.

For the period of September 2006 to March 2007, the Company operated from a property owned by a related party and did not incur any rent expenses during this period. No amount was paid by either party or is due from one party to another related to this transaction.

On August 1, 2007, the Company’s current office space was sold by our then landlord, an arm’s length third party to the Company, to a related party of the Chief Executive Officer, the Company’s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  No additional material terms of our lease for this office location were amended between our former landlord lease agreement and our current landlord lease agreement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2008, we have incurred $15,478 and accrued $28,143 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2007, we had incurred $54,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company's fiscal year ended December 31, 2007, we were billed approximately CDN $3,940 for professional services rendered for tax compliance, tax advice, and tax planning.

To-date, the Company has not incurred expenses for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation filed February 1, 2005
3.4	Bylaws (1)
10.1	2003 Equity Compensation Plan (1)
10.2	Stock Purchase Agreement and Share Exchange dated March 21, 2005 by and among Mortgagebrokers.com Holdings, Inc., Mortgagebrokers.com, Inc., and Alex Haditaghi (2)
10.3	License Agreement dated January 30, 2006 between RE/MAX Ontario-Atlantic Canada Inc. and Mortgagebrokers.com Holdings, Inc. (3)
10.4	Amendment to License Agreement dated May 25, 2006 by and among Mortgagebrokers.com Holdings, Inc., RE/MAX Ontario-Atlantic Canada Inc, and Alex Haditaghi, (4)
10.5	Service Agreement dated April 12, 2006 between Mortgagebrokers.com Financial Group of Companies, Inc. and Maxwell Realty Inc. (6)
10.6	Service Level Agreement between Mortgagebrokers.com Financial Group of Companies, Inc. and RE/MAX Franchisees (6)
10.7	Lease between Mark Pharmaceutical Services Inc. and Mortgagebrokers.com, Inc. (6)
10.8	Financial Advisory and Investment Banking Agreement dated November 2, 2007 between vFinance Investments, Inc. and Mortgagebrokers.com Holdings, Inc. (6)
10.9	Form of Subscription Agreement entered into between the Company and investors in the Company’s 2006 Private Offering (6)
14.1	Code of Ethics (5)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

___________________________
Footnotes:

(1)	This exhibit was filed with our Registration Statement on Form SB-2 filed on June 2, 2003 (SEC Filed No. 333-117718) and is incorporated herein by this reference.

(2)	This exhibit was filed with our Current Report on Form 8-K filed on March 22, 2005 and is incorporated herein by this reference.

(3)	This exhibit was filed with our Current Report on Form 8-K filed on February 1, 2006 and is incorporated herein by this reference.

(4)	This exhibit was filed with our Current Report on Form 8-K filed on June 13, 2006 and is incorporated herein by this reference.

(5)	This exhibit was filed with our Annual Report on Form 10-KSB on March 31, 2005 and is incorporated herein by this reference.

(6)	This exhibit was filed with our Annual Report on Form 10-K on April 15, 2008 and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 15, 2009
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 AND 2007

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CONTENTS

Report of Independent Registered Public Accounting Firm McGovern, Hurley, Cunningham, LLP Chartered Accountants	F1

Report of Independent Registered Public Accounting Firm DNTW Chartered Accountants, LLP	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Stockholders' Deficit	F5 - F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8 - F23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (the “Company”) as at December 31, 2008 and the statement of operations and comprehensive income, statement of stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as at December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern.  Note 1 also describes management’s plans to address these financial matters.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

By:	/s/ McGOVERN, HURLEY, CUNNINGHAM, LLP
Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
March 18, 2009

2005 Sheppard Avenue East, Suite 300, Toronto, Ontario, Canada, M2J 5B4
Telephone: (416) 496-1234- Fax: (416) 496-0125 Email: info@mhc-ca.com - Website:www.mhc-ca.com

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants

Markham, Canada
March 17, 2008 except for notes 8, 18 and 19 b) which are dated April 14, 2008

F2

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,262,321	$830,852
Referral fees held in trust – restricted (note 3)	17,848	44,936
Prepaid expenses	116,211	148,611

Total Current Assets	1,396,380	1,024,399
Equipment, net (note 4)	112,184	153,474
Equipment Under Capital Leases (note 5)	2,424	4,278

Total Assets	$1,510,988	$1,182,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$61,244	$151,316
Accounts payable	1,190,905	791,419
Accrued liabilities	68,210	149,601
Employee tax deductions payable (note 7)	275,317	434,584
Accrued legal judgment (note 8)	688,894	773,658
Advances from related party – current portion (note 9)	84,425	170,691
Trust liability (note 3)	17,848	44,936
Obligation under capital leases - current portion (note 10)	1,624	2,602
Stock-based compensation accrual - current portion (note 11a)	41,562	102,066
Employee stock-based compensation accrual (note 11b)	143,779	657,260

Total Current Liabilities	2,573,808	3,278,133
Bank Indebtedness (note 6)	56,141	-
Obligation Under Capital Leases (note 10)	-	2,042
Advances from related party (note 9)	45,000	-
Stock-based Compensation Accrual (note 11c)	124,767	229,819

Total Liabilities	2,799,716	3,509,994

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2007: 38,466,470) issued and outstanding (note 12)	4,298	3,847
Additional Paid-in Capital	4,116,807	3,424,264
Additional Paid-in Capital - Warrants (note 13)	489,243	622,211
Subscription for Stock	8,240	64,086
Subscription Receivable (note 14)	(227,540)	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Income (Loss)	163,852	(33,009)
Accumulated Deficit	(5,818,394)	(6,156,468)

Total Stockholders' Deficit	(1,288,728)	(2,327,843)

Total Liabilities and Stockholders' Deficit	$1,510,988	$1,182,151

(The accompanying notes are an integral part of these consolidated financial statements.)

F3

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2008, and 2007

	2008	2007

Revenue	15,802,861	10,251,113

Expenses
Commission and agent fees	13,314,374	8,998,410
Salaries and benefits	1,166,935	1,320,600
General and administrative expenses	942,602	968,296
Employee stock-based compensation (note 11b)	(153,506)	574,410
Stock-based compensation (note 18a, 18b, and 18c(i))	(25,052)	120,685
Stock-based compensation (note 18c(ii))	(6,549)	70,744
Stock-based compensation for services (note 12)	6,479	86,451
Occupancy costs (note 16)	159,317	126,886
Depreciation expense	33,428	31,707

Total Operating Expenses	15,438,028	12,298,189

Income (Loss) from Operations	364,833	(2,047,076)

Other Expenses
Interest, Finance and Other Expenses	(26,759)	(83,285)

Income (Loss) Before Income Taxes	338,074	(2,130,361)

Provision for income taxes (note 17)	-	-

Net Income (Loss) Before Extraordinary Item	338,074	(2,130,361)

Extraordinary Item
Legal judgment – net of tax (note 8)	-	(713,420)

Net Income (Loss)	338,074	(2,843,781)

Foreign Currency Translation Adjustment	196,861	(25,592)

Total Comprehensive Income (Loss)	534,935	(2,869,373)

Net Income (Loss) per Share - Basic and Diluted During the Year (note 19)	0.01	(0.08)
Net Income (Loss) per Share - Basic and Diluted During the Year – net of extraordinary item	0.01	(0.06)

Weighted Average Number of Shares Outstanding - Basic During the Year	39,713,425	37,174,199

Weighted Average Number of Shares Outstanding - Diluted During the Year	43,810,069	37,174,199

(The accompanying notes are an integral part of these consolidated financial statements.)

F4

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2008 and 2007

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

F5

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit (Continued)
Years Ended December 31, 2008 and 2007

	Common Shares	Stock Amount	Accumulated Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription for Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2007	38,466,470	$3,847	$3,424,264	$622,211	$64,086	$(227,540)	$(25,234)	$(33,009)	$(6,156,468)	$(2,327,843)

Shares issued for services:
February 5, 2008 – Issued for $0.191 per Share (note 12)	50,000	5	9,545	-	-	-	-	-	-	9,550
September 11, 2008 – Issued for $0.11 per Share (note 12)	3,272,500	327	359,648	-	-	-	-	-	-	359,975
September 11, 2008 – Issued for $0.11 per Share (note 12)	490,500	49	53,906	-	-	-	-	-	-	53,955
December 16, 2008 – Issued for $0.16 per Share (note 12)	500,000	50	79,950	-	-	-	-	-	-	80,000
Exercise and expiry of Warrants:
July 9, 2008, (note 13)	-	-	132,968	(132,968)	-	-	-	-	-	-
Subscription for stock:								-
October 20, 2008 – Issuance of stock (note 12)	150,000	15	43,485		(43,500)					-
October 21, 2008 – Issuance of stock (note 12 )	47,078	5	13,041		(13,046)					-
Subscription for Stock (note 14)	-	-	-	-	700		-	-	-	700
Foreign currency translation adjustment	-	-	-	-	-	-	-	196,861	-	196,861
Net Income for the year	-	-	-	-	-	-	-	-	338,074	338,074

Balances at December 31, 2008	42,976,548	$4,298	$4,116,807	$489,243	$8,240	$(227,540)	$(25,234)	$163,852	$(5,818,394)	$(1,288,728)

(The accompanying notes are an integral part of these consolidated financial statements.)

F6

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$338,074	$(2,843,781)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	33,428	31,707
Stock issued for services	521,905	86,451
Employee stock-based compensation	(513,481)	(156,590)
Stock-based compensation accrual	(165,556)	1,022,912
(Increase) decrease in net assets:
Referral fees held in trust	(27,088)	(14,616)
Prepaid expenses	13,975	(102,617)
Accounts payable	399,486	641,508
Accrued liabilities	(81,391)	(28,675)
Employee tax deduction payable	(159,267)	141,878
Accrued legal judgment	(84,764)	773,658
Trust liability	27,088	14,616

Net Cash from Operating Activities	302,409	(433,549)

Cash Flows from Investing Activities
(Purchase) of equipment, net	(16,039)	(37,268)

Net Cash From Investing Activities	(16,039)	(37,268)

Cash Flows from Financing Activities
(Repayments of) obligations under capital leases	(3,020)	(945)
Repayment of advances from related party	(41,266)	(34,177)
Proceeds from issuance of common stock	-	14,761
Purchase of treasury stock	-	(7,455)
Subscription for stock	700	64,086
(Decrease) increase in bank indebtedness	(5,104)	52,634

Net Cash from Financing Activities	(48,690)	88,904

Net Increase (Decrease) in Cash and Cash Equivalents	237,680	(381,913)

Foreign Exchange on Balances	193,789	(25,592)

Cash and Cash Equivalents - Beginning of Year	830,852	1,238,357

Cash and Cash Equivalents - End of Year	$1,262,321	$830,852

Supplemental Cash Flow Information
Interest paid	$26,759	$18,679

Income taxes paid	$-	$-

Stock issued for equipment	$-	$45,416

(The accompanying notes are an integral part of these consolidated financial statements.)

F7

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

1.	Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., and Subsidiaries (the “Company”) was organized under the laws of the State of Delaware on February 6, 2003.

Mortgage brokerage operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company), MortgageBrokers.com Financial Group of Companies, Inc. and MBKR Holdings Inc. (Canadian federal companies), in Canada only.   The planned operations of the Company consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2008, the Company generated net income of $338,074 (2007 a loss of - $2,843,781).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

2. Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)       Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc., Mortgagebrokers.com Financial Group of Companies, Inc. and MBKR Holdings, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

b)       Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

c)       Equipment, net

Equipment is stated at cost. Depreciation is calculated using the following annual rates and methods based on the estimated useful lives of the assets:

Furniture and equipment	20% declining
Computer equipment	30% declining
Computer software	30% declining
Leasehold improvements	Over the remaining term of the lease

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

d)    Revenue Recognition

Revenue consists of mortgage brokerage fees, finders’ fees and insurance commissions. The revenue from brokerage fees and finders’ fees are recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured which typically occurs when the brokerage fee or finders fees from the lender has been advanced.  Insurance commission revenues are recognized when collection is reasonably assured which typically occurs when the insurance commission fees from the insurance provider has been advanced.

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

f)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value because of the limited terms of these instruments.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

h)       Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 12.

i)        Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the consolidated financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the year.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont'd)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management believes the adoption of this pronouncement will not have a material impact on the Company’s results of operations, financial position or cash flows.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

3.	Referral Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program is fully established for new entrants to the program. It is expected that these funds will be deposited into the respective agents' RRSP’s during 2009.

4.	Equipment, net

			Net Book	Net Book
		Accumulated	Value	Value
	Cost	Depreciation	2008	2007

Furniture and equipment	$149,723	$61,787	$87,936	$122,251
Computer equipment	25,133	12,382	12,751	13,058
Leasehold improvements	16,844	5,347	11,497	18,165

	$191,700	$79,516	$112,184	$153,474

5.	Equipment Under Capital Leases

	2008	2007
Computer equipment	$5,819	$7,189
Less: accumulated depreciation	(3,395)	(2,911)

	$2,424	$4,278

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, and is secured by a general security agreement in all assets except real property.   On November 20, 2008, the credit facility was converted to a 24 month term loan whereby the Company pays principal of CDN $6,250 per month plus interest at the Royal Bank of Canada prime plus 1.5% per annum.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

7.	Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $10,000 between February 28, 2008 and June 1, 2009 with the remaining balance due in July, 2009.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. These afore-mentioned conditions are related to paying all ongoing collected employee payroll tax deductions to CRA in a timely manner on a go forward basis as well as communicating with CRA on a regular and ongoing basis with respect to the Company’s financial condition via forwarding copies of our quarterly and year end financial reports as well as keeping CRA informed with respect to our efforts in securing financing.  To date, the company has maintained in good standing the terms of its agreement with CRA.  The liability currently bears interest at 9% annually.

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

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at $CDN5,000.  The order bears interest at the rate of 10% per year commencing from the date of the judgment.  Please see note 18 and for further details.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

As at December 31, 2008, $611,360 (CDN$748,671) plus interest of $77,534 (CDN$94,948) was accrued by the Company.

9.	Advances from Related Party

As of December 31, 2008, the controlling shareholder and Chief Executive Officer of the Company had advanced $129,425 (December 31, 2007 - $170,691) to fund the working capital of the Company. The advances are unsecured, non-interest bearing, with $84,425 due on demand, $25,000 due in 2010, and $20,000 due in 2011.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

10. Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	2008	2007
2008		3,578
2009	2,212	2,212

Total minimum lease payments	2,212	5,790

Less: amount representing interest at approx. 30%	(588)	(1,146)

Total obligation under capital leases	1,624	4,644

Less: current portion	(1,624)	(2,602)

Long-term portion	$-	2,042

11. Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of December 31, 2008, the Company has accrued, as stock-based compensation payable, 377,838 (December 31, 2007 – 340,220) common shares at a price of $0.11 (December 31, 2007 - $0.30) per share for a total of $41,562 (December 31, 2007 - $102,066) payable to the parties referred to in note 18c (ii).

b)	As of December 31, 2008, the Company has accrued, as employee stock-based compensation, $143,779 (December 31, 2007 - $657,260) under its Equity Compensation Plan referred to in note 12.

c)
As of December 31, 2008, the Company has accrued, as stock-based compensation, 1,134,242 (December 31, 2007 – 766,063) common shares at a price of $0.11 (December 31, 2007 - $0.30) per share for a total of $124,767 (December 31, 2007 - $229,819) payable to the parties referred to in note 18a, 18b, and 18c (i).

12. Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2008.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i)
the purchaser received a warrant (1 warrant = 1 share) to further purchase up to the total number shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:
	2008	2007
Number of Warrants Outstanding
at Beginning of Year:	1,682,976	2,112,470
Number of Warrants Exercised:	10,000	223,078
Warrants Expired:	405,494	206,416
Number of Warrants Outstanding and Exercisable at End of Year:	1,267,482	1,682,976

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

The following is a summary of stock-based compensation issuances associated with our January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006:

YEAR	Date of Issue	Anniversary Stock Issued	Price	Value
2007	July 7, 2007	478,000	$0.42	$200,760
2008	September 11, 2008	490,500	$0.11	$53,955
Subtotal		968,500

Based upon the sale of 2,112,470 shares in our placement which closed on June 9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at December 31, 2008, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.

The potential issuance of the shares to the June 9, 2006 private placement offering participants is accrued for quarterly and issued annually.  The annual issuances are recorded at the market value of the share on the date of issuance.

On July 7, 2007, the Company issued 125,000 restricted (Rule 144) common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.  These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 PPM. These shares were issued in anticipation of the initial participants shares being cancelled. The shares were issued at $1.00 per share, the offered price in the private placement which closed on June 9, 2006.

On October 20, 2008, the Company issued 150,000 restricted (Rule 144) common shares at a price of $0.29 per share, based on the market price at the subscription date, and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.

On October 21, 2008, the Company issued 47,078 restricted (Rule 144) common shares at a price of $0.28 per share, based on the market price at the subscription date, and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2008, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 7, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2009. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

On January 3, 2007, the Company issued 10,000 restricted (Rule 144) common shares at a price of $0.75 per share, the closing price of the shares on the date of issue, for total amount of $7,500 to SmallCapVoice.com, a third party, based on the execution of an investor relations agreement under its service compensation plan.

On July 7, 2007, the Company issued 478,000 restricted (Rule 144) common shares under the terms of its Mortgage Service Licence Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners, all third parties that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.42 per share, the closing price of the shares on the date of issue..

On July 23, 2007, the Company issued 40,000 restricted (Rule 144) common shares to Alexander Gershtein, a third party, in exchange for furniture and equipment valued at $45,416, under its Service Compensation Plan.  The securities were valued at $1.14 per share based on the value of assets purchased.

On July 23, 2007, the Company issued 25,000 restricted (Rule 144) common shares at a price of $1.00 per share to Kalymon Consulting Ltd. in exchange for consulting services under its Service Compensation Plan.  The securities were valued at $1.00 per share as negotiated at the time the contract was executed in 2005.

 On July 23, 2007, the Company issued 1,700,000 shares of restricted (Rule 144) Company stock to its senior management team based upon draft management agreements that are expected to be executed by December 31, 2009.  These shares have not been released and the release is pending the finalizing and execution of management agreements.  These shares were valued at $0.43 per share, the security closing price on the date of issue and were issued under the Company`s Equity Compensation Plan.

On February 5, 2008, the Company issued 50,000 restricted (Rule 144) common shares at a price of $0.19 per share, the market close price on the date of issue, for total amount of $9,550 to vFinance, Inc. based on the execution of an investment banking service agreement. vFinance, Inc. is an arm’s length third party consultant. vFinance Inc. provided advisory services with respect to the review of financing term sheets and investment banking matters.

On September 11, 2008, the Company issued 490,500 restricted (Rule 144) common shares under the terms of its Mortgage Service Licence Agreement with RE/MAX Ontario-Atlantic Canada Inc, and its franchisee and broker owners, all third parties, that participated in the private placement offering which closed on June 9, 2006.  The shares were issued at $0.11 per share, the market close share price on the date of issue.

On September 11, 2008, the Company issued 3,272,500 shares of restricted (Rule 144) Company stock to its employees based upon draft employment agreements that are expected to be executed by December 31, 2009.  These shares have not been released and the release is pending the finalizing and execution of employment agreements.  These shares were issued under the Company’s Equity Compensation Plan.  The shares were issued at $0.11 per share, the market close share price on the date of issue.

On December 16, 2008, the Company issued 500,000 shares of restricted (Rule 144) Company stock to a group of its mortgage agents based upon agreements.  These shares were issued under the Company’s Service Compensation Plan.  The shares were issued at $0.16 per share, the market close share price on the date of issue.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

13. Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of December 31, 2008, 233,078 of the warrants were exercised at an average price of $0.28.  As of December 31, 2008, 611,910 warrants expired, 233,078 warrants were exercised and 1,267,482 warrants remain outstanding and exercisable.

14. Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of December 31, 2008, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of December 31, 2008 two new participants subscribed for 125,000 shares under the private placement and as of December 31, 2008, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, as of December 31, 2008, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 13.  During the fourth quarter of 2008, the Company issued 197,078 shares in relation to the warrants exercised and paid. The un-issued warrants exercised are included in subscription for stock in the equity section of the balance sheet.  As of December 31, 2008, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.  The shares underlying some of the warrants exercised have not been issued to date due to non receipt of payment from the exerciser of the warrant.

15. Treasury Stock

During 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.

16. Occupancy Costs - Related Party

For the period of September 2006 to March 2007, the Company operated from a property owned by a related party and did not incur any rent expenses during this period.  The estimated value of this un-incurred rent expense is $2,500 per month during the rent free period.  The estimated amount is based on the cost of renting a similar sized property in the surrounding area.

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  Please see note 18 for further details.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

17.	Income Taxes

The Company has paid no federal or state income taxes. As of December 31, 2008, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,434,166 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,167,616	$1,221,828
Net book value and tax value differences	(35,434)	(35,434)
Valuation allowance for deferred income tax assets	(1,132,183)	(1,186,394)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2007 - 34%) rate to the provision for income taxes:

	2008	2007
Deferred Tax Provision:
Expected income tax (expense) benefit	$(114,945)	$966,886
Stock based compensation	60,734	(289,779)
Valuation allowance	54,211	(677,107)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

b)    Maxwell Realty Inc.

Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume. The Maxwell Warrant-Based Compensation Program, which issue warrants (“SERIES III Warrants”) that are divided amongst the Maxwell Franchisor, Franchisee and referring Sales Agent.

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
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

2009	$5,555
2010	$4,749
2011	$3,381
2012	$2,990

e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$7,194
2010	$7,194
2011	$8,633
2012	$2,878

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

18. Commitments and Contingencies (cont'd)

    Commitments (cont’d)

f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office. The agreement was effective commencing April 1, 2007 for a two year term.

The Company had the option to renew this lease, for amounts to be determined, for two additional one year terms. The Company also had the option to purchase the office space, by May 31, 2007, for $986,815.  The Company did not exercise its option to purchase the office space.  On August 1, 2007 the office space was sold to a related party of the CEO and majority shareholder (note 16) and the lease commitment period was extended from 2 to 5 years on similar terms and conditions as was originally negotiated with a third party.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$86,509
2010	$86,509
2011	$86,509
2012	$50,463

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

19.	Earnings or Loss Per Share

Basic earnings per shares (EPS) and Diluted EPS for the years ended December 31, 2008 and 2007 have been computed by dividing the net income or loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding warrants and non-vested restricted stock, representing approximately 4,096,644 incremental shares, have been included in the December 31, 2008 computations of Diluted EPS as they are dilutive due to the income generated.  All outstanding warrants and non-vested restricted stock, representing approximately 5,203,205 incremental shares, have been excluded from the December 31, 2007 computations of Diluted EPS as they are anti-dilutive due to the losses generated.

20.	Comparative Figures

Certain figures for the previous period have been reclassified to conform to the current period’s financial statement presentation.