Form 10-Q
period 2009-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2009-05-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common Stock, $.0001 par value	42,976,548

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-21.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

       The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending March 31, 2009 and 2008.  The following information should be read in conjunction with the consolidated financial statements for the periods ending March 31, 2009 and notes thereto appearing elsewhere in this form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario Canada provincially incorporated company that currently holds our licensure for operating as a mortgage broker in the Province of Ontario;

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island and Alberta; and,

3.	MBKR Holdings Inc., a Canadian federally incorporated company, on November 24, 2008 for the intended centralization of back office services in Canada.

We established MBKR Franchising Inc., a Canadian federally incorporated company, on January 30, 2009 for the intended launch of MortgageBrokers.com as a franchisor in Canada.

As at March 31, 2009, we had 422 licensed mortgage agents operating across Canada. The number of mortgage agents in our national sales agency at the end of the reporting period represents a 14% increase over that of the same period in 2008.

As at March 31, 2009, our Company had 15 full-time employees and 2 full-time contract staff for a total of 17 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA. Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845. Our internet website can be found under the domain name: www.mortgagebrokers.com. The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008

Gross revenue in our first quarter in 2009 increased by 8% from that of 2008 to $2,581,556, which was directly related to increasing the number of sales agency mortgage agents by 14%, supporting our existing agent sales force to increase productivity and negotiating better lender commissions.

The Company’s operating expenses increased in the first quarter of 2009 by 16% over the same period in 2007 to $2,579,878 as we built our growing business. The consolidated comparative increase is smaller in part due to a 19% decrease in the rate of foreign exchange between our first quarter in 2008 to that of 2009. The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, and occupancy costs:

•
Due to decreases in our stock price between reporting periods, the Company reported negative charges reversing accruals in employee stock-based compensation accrued during the reporting period of $26,179. The Company also reported negative charges reversing accruals for services associated with our agents, strategic alliances and consultants of a combined $58,738. Stock-based compensation is a charge that is based on our stock pricing at the end of the period. The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends. In aggregate, these charges were approximately 3% of the reported total operating expenses and decreased our reported Net Loss accordingly. It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our employees and mortgage agents with those of our shareholders.

•
80% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenues decreased by 4% from the first quarter 2008 as compared to that of 2008 likely associated with changes in the foreign exchange rate between the periods.

•
15% of the operating expenses in the reporting period were associated with salaries and benefits. Salaries and benefits increased by 13% from the first quarter 2008 as compared to that of 2009 as we invested into hiring a more seasoned sales management team.

•
6% of the operating expenses in the reporting period were associated with general and administrative expenses. General and administrative expenses decreased by 36% from the first quarter 2008 as compared to that of 2009 as we reduced travel expenses by 70%, reduced telephone expenses through long distance plans by 30%, and had a 23% reduction in professional fees.

•	Occupancy costs this period were relatively flat compared to 2008 wherein they decreased 5% from the first quarter 2008 to $37,283 in the first of 2009.

Liquidity and Capital Resources

As at March 31, 2009, we had $1,187,269 in cash; $14,826 of referral fees held in trust (which are awaiting completion of administrative agreements prior to being transferred to a ManuLife administered RRSP account owned by referral source agents), $40,775 in prepaid expenses, $107,109 in equipment and equipment under capital leases for a total of $1,349,979 in assets.  Comparatively as at December 31, 2008, we had $1,262,321 in cash; $17,848 of referral fees held in trust, $116,211 in prepaid expenses, $114,608 in equipment and equipment under capital leases a total of $1,510,988 in total assets.

As at March 31, 2009, we had $1,060,397 in accounts payable, $104,014 in accrued liabilities related to services received but not invoiced as of March 31, 2009 and employee vacation accrual, $200,368 in loans payable to a related party, $227,423 in employee tax deductions payable, $225,191 in accrued stock-based compensation, $99,190 in bank indebtedness related to an unsecured term loan, $14,826 in trust liability associated with agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, capital lease obligations of $971 and $686,169 in accrued expenses associated with a legal judgment for a total of $2,618,549 in liabilities. Comparatively as at December 31, 2008 at the beginning of the reporting period, the Company had $1,190,905 in accounts payable , $68,210 in accrued liabilities, $129,425 in loans payable to a related party, $ 275,317 in employee tax deductions payable, $17,848 payable in a trust liability associated with agent referral commissions payable awaiting transfer to the agent’s Manulife RRSP account, $1,624 in obligations under capital leases, $310,108 in stock-based compensation accrual, $117,385 in bank indebtedness related to an unsecured term loan and $688,894 in accrued expenses associated with a legal judgment for a total of $2,799,716 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•	Cash and cash equivalents did not materially change over the reporting period during the Company’s seasonally slowest quarter.

•
Accounts payable nominally decreased by 11% over the reporting period to $1,060,397. The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures. Work in Progress mortgage agent commissions payable typically have an Average Days Payable of 10 business days.

•
The Company has accrued in 2007 for the liability of a partial summary judgment to a claim to which the Company is a party. The calculated judgment liability along with interest over the three month reporting period is, as at the end of the reporting period, $686,169. While the full amount of the judgment and associated interest was accrued, it is the expectation of management that only a portion, if any, of the liability will be satisfied by the Company in this multi-party judgment. See discussion below.

•
Employee tax deductions payable decreased by 17% over the three months ending March 31, 2009 as the Company continues to pay this liability with monthly instalments.  Company management has met with the government agency to whom the amount is payable and has established a working agreement whereby it is expected that this amount will be paid in full by July 2009. See discussion below.

The Company reported a Net Loss from operations for the first quarter of 2009, predominately associated with the period being the seasonally slowest period for our industry with respect to revenue while our costs remain relatively consistent. If we continue to grow at our current rate, it is expected by management that we will achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations. In the event that we grow beyond our available working capital resources, experience a prolonged market down turn, are faced with a payout associated with the legal judgement described here-in or experience adverse seasonality, we will likely need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon either new capital contributions or profits from 2009 operations to pay the employee tax liability described below.

Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries. As at the end of the reporting period, the company had a tax liability with CRA of $227,423. The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly instalments of $10,000 through to June, 2009 with the remaining balance due in July, 2009. In the event that the Company secures further investment capital, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. The liability currently bears interest at 9% annually.

Judgment in Lawsuit

On October 3, 2007 a partial summary judgment from the Ontario Superior Court ordered MortgageBrokers.com Inc., the Company’s subsidiary, and other parties to pay the sum of CDN$598,636 within 90 days, along with interest in the amount of CDN$136,128 and legal expenses in the amount of CDN$8,907. See Item 2 below for more details. This judgment was appealed, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at CDN $5,000. No decision has yet been made as to allocation of liability for the judgment among the parties, who are currently in settlement negotiations with a view to settling payment of the judgment as well as resolving all other claims outstanding between the parties. As at March 31, 2009, the Company has fully accrued for this lawsuit.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month reporting period ended March 31, 2009, the Company incurred a Net Loss of $3,032 (as compared to Q1 2008, a Net Income of $160,229). Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations. Management’s plan is to expand it’s sales force to increase it’s gross revenue, to carefully manage expenses and capital investment related to scalability to establish sustainable operational profitability through our rapid growth and to secure additional funds through future debt or equity financings. Current economic conditions may impact our ability to recruit mortgage agents or may result in changes by lenders to our commission fee schedules, both of which would have a negative impact on our revenue growth. Also, financing may not be available or may not be available on reasonable terms to the Company. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial and Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In the first calendar quarter of 2009 and as of March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s management, including its Chief Executive Officer and Chief Financial and Accounting Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As at March 31, 2009, $594,089 (CDN$748,671) plus interest of $92,080 (CDN$116,039) was accrued by the Company.

The Company is party to various other claims and proceedings arising in the normal course of business. Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	May 15, 2009
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS MARCH 31, 2009 AND 2008 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

CONTENTS

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Income	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 - F21

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,187,269	$1,262,321
Referral fees held in trust – restricted (note 3)	14,826	17,848
Prepaid expenses	40,775	116,211

Total Current Assets	1,242,870	1,396,380
Equipment, net (note 4)	104,930	112,184
Equipment Under Capital Leases (note 5)	2,179	2,424

Total Assets	$1,349,979	$1,510,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$59,514	$61,244
Accounts payable	1,060,397	1,190,905
Accrued liabilities	104,014	68,210
Employee tax deductions payable (note 7)	227,423	275,317
Accrued legal judgment (note 8)	686,169	688,894
Advances from related party – current portion (note 9)	155,368	84,425
Trust liability (note 3)	14,826	17,848
Obligation under capital leases - current portion (note 10)	971	1,624
Stock-based compensation accrual - current portion (note 11a)	30,592	41,562
Employee stock-based compensation accrual (note 11b)	117,600	143,779

Total Current Liabilities	2,456,874	2,573,808
Bank Indebtedness (note 6)	39,676	56,141
Advances from related party (note 9)	45,000	45,000
Stock-based Compensation Accrual (note 11c)	76,999	124,767

Total Liabilities	2,618,549	2,799,716

Commitments and Contingencies (note 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2008: 42,976,548) issued and outstanding (note 12)	4,298	4,298
Additional Paid-in Capital	4,116,807	4,116,807
Additional Paid-in Capital - Warrants (note 13)	489,243	489,243
Subscription for Stock	8,240	8,240
Subscription Receivable (note 14)	(227,540)	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Income	187,042	163,852
Accumulated Deficit	(5,821,426)	(5,818,394)

Total Stockholders' Deficit	(1,268,570)	(1,288,728)

Total Liabilities and Stockholders' Deficit	$1,349,979	$1,510,988

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
Unaudited

	2009	2008

Revenue	2,581,556	2,399,402

Expenses
Commission and agent fees	2,069,992	1,986,185
Salaries and benefits	395,507	351,256
General and administrative expenses	155,707	242,224
Employee stock-based compensation (note 11b)	(26,179)	(268,462)
Stock-based compensation (note 18a, 18b, and 18c(i))	(47,768)	(96,223)
Stock-based compensation (note 18c(ii))	(10,970)	(31,229)
Stock-based compensation for services (note 12)	-	372
Occupancy costs (note 16)	37,283	39,444
Depreciation expense	6,306	8,296

Total Operating Expenses	2,579,878	2,231,863

Income from Operations	1,678	167,539

Other Expenses
Interest, Finance and Other Expenses	(4,710)	(7,310)

(Loss) Income Before Income Taxes	(3,032)	160,229

Provision for income taxes (note 17)	-	-

Net (Loss) Income	(3,032)	160,229

Foreign Currency Translation Adjustment	23,190	46,079

Total Comprehensive Income	20,158	206,308

Net (Loss) Income per Share - Basic and Diluted During the Period (note 19)	(0.00)	0.00

Weighted Average Number of Shares Outstanding - Basic During the Period	42,976,548	38,497,239

Weighted Average Number of Shares Outstanding - Diluted During the Period	42,976,548	44,135,088

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
Unaudited

	2009	2008
Cash Flows from Operating Activities
Net (Loss) Income	$(3,032)	$160,229
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	6,306	8,296
Stock issued for services	-	372
Employee stock-based compensation	(26,179)	(268,462)
Stock-based compensation accrual	(58,738)	(105,902)
(Increase) decrease in net assets:
Referral fees held in trust	3,022	27,861
Prepaid expenses	75,436	34,057
Accounts payable	(130,508)	(192,059)
Accrued liabilities	35,804	131,643
Employee tax deduction payable	(47,894)	(36,237)
Accrued legal judgment	(2,725)	(27,548)
Trust liability	(3,022)	(27,861)

Net Cash from Operating Activities	(151,530)	(295,611)

Cash Flows from Investing Activities
(Purchase) Disposal of equipment, net	(1,986)	5,426

Net Cash From Investing Activities	(1,986)	5,426

Cash Flows from Financing Activities
Repayments of obligations under capital leases	(653)	(766)
Advances from related party	70,943	9,848
Decrease in bank indebtedness	(14,879)	(5,387)

Net Cash from Financing Activities	55,411	3,695

Net Increase (Decrease) in Cash and Cash Equivalents	(98, 105)	(286,490)

Foreign Exchange on Balances	23,053	46,079

Cash and Cash Equivalents - Beginning of Period	1,262,321	830,852

Cash and Cash Equivalents - End of Period	$1,187,269	$590,441

Supplemental Cash Flow Information
Interest paid	$4,710	$2,602

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
Unaudited

1.	Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., and Subsidiaries (the “Company”) was organized under the laws of the State of Delaware on February 6, 2003.

Mortgage brokerage operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company), MortgageBrokers.com Financial Group of Companies, Inc.,  MBKR Holdings Inc. and MBKR Franchising Inc. (Canadian federal companies), in Canada only.   The planned operations of the Company consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2009, the Company generated a net loss of $3,032 (2008 a net income of - $160,229).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)       Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc., Mortgagebrokers.com Financial Group of Companies, Inc., MBKR Holdings, Inc., and MBKR Franchising Inc. All significant inter-company transactions and balances have been eliminated upon consolidation.

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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

g)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value because of the limited terms of these instruments.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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

4.	Equipment, net

			Net Book	Net Book
		Accumulated	Value March 31,	Value December 31,
	Cost	Depreciation	2009	2008

Furniture and equipment	$145,494	$64,314	$81,180	$87,936
Computer equipment	26,393	13,035	13,358	12,751
Leasehold improvements	16,368	5,976	10,392	11,497

	$188,255	$83,325	$104,930	$112,184

5.	Equipment Under Capital Leases

	March 31, 2009	December 31, 2008
Computer equipment	$5,655	$5,819
Less: accumulated depreciation	(3,476)	(3,395)

	$2,179	$2,424

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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

The October 3, 2007 partial summary judgment was appealed by the Company and the Borrowing Parties, but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008 with costs for the appeal fixed at CDN$5,000.  The order bears interest at the rate of 10% per year commencing from the date of the judgment.  Please see note 18 for further details.

No decision has yet been made as to allocation of liability for the judgment among the Borrowing Parties.

As at March 31, 2009, $594,089 (CDN$748,671) plus interest of $92,080 (CDN$116,039) was accrued by the Company.

9.	Advances from Related Party

As of March 31, 2009, the controlling shareholder and Chief Executive Officer of the Company had advanced $200,368 (December 31, 2008 - $129,425) to fund the working capital of the Company. The advances are unsecured, non-interest bearing, with $155,368 due on demand, $25,000 due in 2010, and $20,000 due in 2011.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
Unaudited

10.	Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	March 31, 2009	December 31, 2008

2009	1,094	2,212

Total minimum lease payments	1,094	2,212

Less: amount representing interest at approx. 30%	(123)	(588)

Total obligation under capital leases	971	1,624

Less: current portion	(971)	(1,624)

Long-term portion	$-	-

11.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of March 31, 2009, the Company has accrued, as stock-based compensation payable, 509,867 (December 31, 2008 – 377,838) common shares at a price of $0.06 (December 31, 2008 - $0.11) per share for a total of $30,592 (December 31, 2008 - $41,562) payable to the parties referred to in note 18c (ii).

b)	As of March 31, 2009, the Company has accrued, as employee stock-based compensation, $117,600 (December 31, 2008 - $143,779) under its Equity Compensation Plan referred to in note 12.

c)
As of March 31, 2009, the Company has accrued, as stock-based compensation, 1,283,321 (December 31, 2008 – 1,134,242) common shares at a price of $0.06 (December 31, 2008 - $0.11) per share for a total of $76,999 (December 31, 2008 - $124,767) payable to the parties referred to in note 18a, 18b, and 18c (i).

12.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2009.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i)
the purchaser received a warrant (1 warrant = 1 share) to further purchase up to the total number of shares of common stock purchased through the private placement exercisable at a rate of 20% each year following the anniversary date of the private placement closure. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. Warrants expire if not exercised within 30 days of such anniversary date; and

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
Unaudited

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	March 31, 2009	March 31, 2008
Number of Warrants Outstanding
at Beginning of Period:	1,267,482	1,682,976
Number of Warrants Exercised:	-	-
Warrants Expired:	-	-
Number of Warrants Outstanding and Exercisable at End of Period:	1,267,482	1,682,976

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

Based upon the sale of 2,112,470 shares in our placement which closed on June 9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at March 31, 2009, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2009, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of May 15, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2009. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
Unaudited

13.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 12). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of March 31, 2009, 233,078 of the warrants were exercised at an average price of $0.28.  As of March 31, 2009, 611,910 warrants expired, 233,078 warrants were exercised and 1,267,482 warrants remain outstanding and exercisable.

14.	Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of March 31, 2009, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of March 31, 2009 two new participants subscribed for 125,000 shares under the private placement and as of March 31, 2009, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, as of March 31, 2009, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 13.  During the fourth quarter of 2008, the Company issued 197,078 shares in relation to the warrants exercised and paid. The un-issued warrants exercised are included in subscription for stock in the equity section of the balance sheet.  As of March 31, 2009, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.  The shares underlying some of the warrants exercised have not been issued to date due to non receipt of payment from the exerciser of the warrant.

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
Unaudited

17.	Income Taxes

The Company has paid no federal or state income taxes. As of March 31, 2009, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,513,485 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,194,585	$1,301,835
Net book value and tax value differences	(35,434)	(35,434)
Valuation allowance for deferred income tax assets	(1,159,151)	(1,266,401)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2008 - 34%) rate to the provision for income taxes:

	2009	2008
Deferred Tax Provision:
Expected income tax benefit (expense)	$1,031	$(54,478)
Stock based compensation	28,872	134,484
Valuation allowance	(29,903)	(80,006)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
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

Basic earnings per shares (EPS) and Diluted EPS for the periods ended March 31, 2009 and 2008 have been computed by dividing the net income or loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding warrants and non-vested restricted stock, representing approximately 5,030,664 incremental shares, have not been included in the March 31, 2009 computations of Diluted EPS as they are anti-dilutive due to the loss generated.  All outstanding warrants and non-vested restricted stock, representing approximately 5,637,849 incremental shares, have been included in the March 31, 2008 computations of Diluted EPS as they are dilutive due to the income generated.

20.	Comparative Figures

Certain figures for the previous period have been reclassified to conform to the current period’s financial statement presentation.