Form 10-Q
period 2009-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2009-08-14
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $.0001 par value	42,976,548

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-20.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending June 30, 2009 and 2008. The following information should be read in conjunction with the consolidated financial statements for the periods ending June 30, 2009 and notes thereto appearing elsewhere in this form 10-Q.

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

As at June 30, 2009, we had 412 licensed mortgage agents operating across Canada.  The number of mortgage agents in our national sales agency at the end of the reporting period represents a 2% increase over that of the same period in 2008.

                   As at June 30, 2009, our Company had 15 full-time employees and 1 full-time contract staff for a total of 16 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008

Gross revenue in our first quarter in 2009 increased by 9% from that of 2008 to $4,415,746, which was directly related to increasing the number of sales agency mortgage agents by 2%, supporting our existing agent sales force to increase productivity and negotiating better lender commissions.

The Company’s operating expenses increased in the second quarter of 2009 by 14% over the same period in 2008 to $4,335,166 as we built our growing business. The consolidated comparative increase is affected in a small part due to a 5.5 % decrease in value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) between our second quarter in 2008 to that of 2009.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, and occupancy costs:

•
Due in part to a 50 % decrease in our stock price between reporting periods, the Company reported charges for accruals in employee stock-based compensation accrued during the reporting period of only $4,983.  Due to decreases in our stock price between reporting periods, the Company reported negative charges reversing accruals for services associated with our agents, strategic alliances and consultants of a combined $1,578 Stock-based compensation is a charge that is based on our stock pricing at the end of the period. The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends. In aggregate, these charges were approximately 0.15% of the reported total operating expenses and the net sum increased our reported Net Income accordingly. It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our employees and mortgage agents with those of our shareholders.

•
85% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenues increased by 1% from the second quarter 2008 as compared to that of 2009 likely associated with changes in the foreign exchange rate between the periods as well as a nominal increase in our mortgage origination volumes between the periods.

•
10% of the operating expenses in the reporting period were associated with salaries and benefits. Salaries and benefits increased by 22% from the second quarter 2008 as compared to that of 2009 as we invested into hiring a more seasoned sales management team.

•
5% of our operating expenses in the reporting period were associated with general and administrative expenses. General and administrative expenses increased 9% from the second quarter 2008 as compared to that of 2009 to $197,771 which increase was likely associated with the increased costs of running our growing business.

•
Occupancy costs this period were relatively flat compared to 2008 wherein they decreased 10% from the second quarter 2008 to $32,837 in the first six months of 2009 likely associated with changes in the foreign exchange rate between the periods as these costs are relatively fixed long term contractual arrangements.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

Gross revenue in our first six months ending June 30, 2009 increased by 9% from that of 2008 to $6,997,302, which was directly related to increasing the number of sales agency mortgage agents by 2%, supporting our existing agent sales force to increase productivity and negotiating better lender commissions.

The Company’s operating expenses increased in our first six months ending June 30, 2009 by 14% over the same period in 2008 to $6,915,043 as we built our growing business.  The consolidated comparative increase is smaller in part due to a 19% decrease in the rate of foreign exchange between our first six months ending June 30, 2008 to that of 2009.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, and occupancy costs:

•
Due to a 50 % decreases in our stock price between reporting periods, the Company reported negative charges reversing accruals in employee stock-based compensation accrued during the reporting period of $21,196. The Company also reported negative charges reversing accruals for services associated with our agents, strategic alliances and consultants of a combined $60,316. Stock-based compensation is a charge that is based on our stock pricing at the end of the period. The accrual is valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends. In aggregate, these charges were approximately 1% of the reported total operating expenses and increased our reported Net Income accordingly. It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our employees and mortgage agents with those of our shareholders.

•
83% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenues decreased by 1% from the first quarter 2008 as compared to that of 2008 likely associated, in part, with changes in the foreign exchange rate between the periods.

•
12% of the operating expenses in the reporting period were associated with salaries and benefits. Salaries and benefits increased by 17% from our first six months ending June 30, 2008 as compared to that of 2009 as we invested into hiring a more seasoned sales management team.

•
5% of the operating expenses in the reporting period were associated with general and administrative expenses. General and administrative expenses decreased by 16% from our first six months ending June 30, 2008 as compared to that of 2009 as we reduced travel expenses and reduced telephone expenses through long distance plans, and had a reduction in professional fees.

•
Reported occupancy costs this period were relatively flat compared to 2008 wherein they decreased 7% from our first six months ending June 30, 2008 to $70,120 in the first six months of 2009 likely associated with changes in the foreign exchange rate between the periods.

Liquidity and Capital Resources

As at June 30, 2009, we had $1,452,785 in cash; $17,501 of referral fees held in trust (which are awaiting completion of administrative processes to distribute the fees to referral source agents), $71,759 in prepaid expenses, $111,373 in equipment and equipment under capital leases for a total of $1,653,418 in assets. Comparatively as at December 31, 2008, we had $1,262,321 in cash; $17,848 of referral fees held in trust, $116,211 in prepaid expenses, $114,608 in equipment and equipment under capital leases a total of $1,510,988 in assets.

As at June 30, 2009, we had $2,445,231 in accounts payable and accrued liabilities, $121,180 in loans payable to a related party, $228,595 in accrued stock-based compensation, $91,398 in bank indebtedness related to an unsecured term loan, $17,501 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration, capital lease obligations of $453 for a total of $2,904,358 in liabilities. Comparatively as at December 31, 2008 at the beginning of the reporting period, the Company had $2,223,326 in accounts payable and accrued liabilities, $129,425 in loans payable to a related party, $310,108 in accrued stock-based compensation, $117,385 in bank indebtedness related to an unsecured term loan, $17,848 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration, capital lease obligations of $1,624 for a total of $2,799,716 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Cash and cash equivalents nominally increased by 15% over the reporting period during the Company’s seasonally slowest half of the year.  This increase was related to increasing the number of sales agency mortgage agents by 2%, supporting our existing agent sales force to increase productivity and negotiating better lender commissions.

•
Accounts payable nominally increased by 10% over the reporting period to $2,445,231.  The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures.  Work in Progress mortgage agent commissions payable typically have an Average Days Payable of 10 business days.  Other items that make up this amount include accrued liabilities related to services received but not invoiced as of June 30, 2009 and employee vacation accrual, $237,654 in employee tax deductions payable (see discussion below), and $743,836 in accrued expenses associated with a legal judgment (see discussion Part II, Item 1).  The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $237,654.  The Company has negotiated an agreement with CRA which, if certain conditions are met (remaining current with existing payroll tax submissions and regular reporting), allows the Company to pay down the balance in monthly instalments, which are currently $5,000 per month through to October, 2009 and then to continue to pay monthly instalments of $10,000 until such time as the company is able to pay the balance to CRA in a lump sum payment.  In the event that the Company secures further investment capital, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

•	Bank indebtedness decreased by 22% as the Company continues to pay down our loan facility with a lender.

The Company reported a Net Income from operations for the second quarter of 2009.  If we continue to grow at our current rate, it is expected by management that we will achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations. In the event that we grow beyond our available working capital resources, or experience a prolonged market down turn, we will likely need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs. It is expected by management that the Company will need to rely upon either new capital contributions or profits from 2009 operations to pay the employee tax liability described below.

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

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 11 to the financial statements.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three month reporting period ended June 30, 2009, the Company incurred a Net Income of $82,770 (as compared to Q2 2009, a Net Income of $216,181). Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 27, 2006, Trisan Equitable Corporation (`Trisan``)`commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``)  its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.  In January 2007, we filed a statement of defence, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN$748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.

Our balance sheet as at June 30, 2009, reflects an accrual of $644,018 (CDN$748,671) plus interest of $99,818 (CDN$116,039) related to the Trisan legal judgment.

On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding for the company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and it’s subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party, to be encumbered with a financial arrangement.

The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

ITEM 1A. RISK FACTORS

Not Applicable.

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

(b)          Reports of Form 8-K

On May 22, 2009, the Company filed a Form 8K disclosing the provision of notice to RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) to terminate its agreement with RE/MAX on June 12, 2009 in accordance with the provisions of the agreement. The agreement was originally executed on January 31, 2006 and thereafter amended on May 25, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: August 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	August 14, 2009
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS JUNE 30, 2009 AND 2008 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

CONTENTS

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Income	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 - F20

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	2009 (Unaudited)	2008 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,452,785	$1,262,321
Referral fees held in trust – restricted (note 3)	17,501	17,848
Prepaid expenses	71,759	116,211

Total Current Assets	1,542,045	1,396,380
Equipment, net (note 4)	109,203	112,184
Equipment Under Capital Leases (note 5)	2,170	2,424

Total Assets	$1,653,418	$1,510,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$64,516	$61,244
Accounts payable and accrued liabilities(note 7)	2,445,231	2,223,326
Advances from related party – current portion (note 8)	76,180	84,425
Trust liability (note 3)	17,501	17,848
Obligation under capital leases - current portion (note 9)	453	1,624
Stock-based compensation accrual - current portion (note 10a)	32,095	41,562
Employee stock-based compensation accrual (note 10b)	122,583	143,779

Total Current Liabilities	2,758,559	2,573,808
Bank Indebtedness (note 6)	26,882	56,141
Advances from related party (note 8)	45,000	45,000
Stock-based Compensation Accrual (note 10c)	73,917	124,767

Total Liabilities	2,904,358	2,799,716

Commitments and Contingencies (note 17)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2008: 42,976,548) issued and outstanding (note 11)	4,298	4,298
Additional Paid-in Capital	4,116,807	4,116,807
Additional Paid-in Capital - Warrants (note 12)	489,243	489,243
Subscription for Stock	8,240	8,240
Subscription Receivable (note 13)	(227,540)	(227,540)
Treasury Stock (note 14)	(25,234)	(25,234)
Accumulated Other Comprehensive Income	121,901	163,852
Accumulated Deficit	(5,738,655)	(5,818,394)

Total Stockholders' Deficit	(1,250,940)	(1,288,728)

Total Liabilities and Stockholders' Deficit	$1,653,418	$1,510,988

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2009 and 2008
Unaudited

	Six Months Ended 2009	Six Months Ended 2008	Three Months Ended 2009	Three Months Ended 2008

Revenues	$6,997,302	$6,433,617	4,415,746	$4,034,215

Expenses
Commission and agent fees	5,734,877	5,308,800	3,664,885	3,322,615
Salaries and benefits	824,929	703,093	429,422	351,837
General and administrative expenses	353,477	422,908	197,771	180,684
Employee stock-based compensation (note 10b)	(21,196)	(330,644)	4,983	(62,182)
Stock based compensation (note 17c ii)	(9,467)	(41,638)	1,503	(10,410)
Stock based compensation (note 17a, 17b, and 17c i)	(50,849)	(113,786)	(3,081)	(17,563)
Stock based compensation for services	-	2,759	-	2,388
Occupancy costs	70,120	75,732	32,837	36,288
Depreciation expense	13,152	16,088	6,846	7,792

Total Operating Expenses	6,915,043	6,043,312	4,335,166	3,811,449

Income (Loss) from Operations	82,259	390,305	80,580	222,766

Other Expenses	2,520	13,895	(2,190)	6,585

Income (Loss) Before Income Taxes	79,739	376,410	82,770	216,181

Provision for income taxes (note 16)		-		-

Net Income (Loss)	79,739	376,410	82,770	216,181

Foreign Currency Translation Adjustment	(41,951)	(1,230)	(65,141)	(14,300)

Comprehensive Income (Loss)	$37,788	$375,180	17,629	$201,881

Net income (loss) per share - Basic and Diluted during the period	$0.00	$0.01	0.00	$0.01

Weighted Average Number of Shares (note 18)
Outstanding During the Periods -Basic	42,976,548	38,506,855	42,976,548	38,516,470
Diluted	48,815,937	45,220,600	48,815,937	45,230,215

 (The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2009 and 2008
Unaudited

	2009		2008
Cash Flows from Operating Activities
Net Income		$79,739	$376,410
Adjustments to reconcile Net Income to net cash used in operating activities:
Depreciation		13,152	16,088
Stock issued for services		-	2,759
Employee stock-based compensation		(21,196)	(330,644)
Stock-based compensation accrual		(60,316)	(133,924)
(Increase) decrease in net assets:
Referral fees held in trust		(347)	29,313
Prepaid expense		44,452	31,398
Accounts payable and Accrued Liabilities		221,905	465,931
Trust liability		347	(29,313)

Net Cash Provided by (Used in) Operating Activities		277,736	428,018

Cash Flows from Investing Activities
Purchase of equipment		(4,276)	(2,098)

Net Cash Used in Investing Activities		(4,276)	(2,098)

Cash Flows from Financing Activities
Repayments of obligation under capital leases		(1,171)	(1,338)
Repayment of advances from related party		(8,245)	(14,131)
(Decrease) in bank indebtedness		(25,987)	(4,055)

Net Cash(Used in) Provided by Financing Activities		(35,403)	(19,524)

Net Increase in Cash and Cash Equivalents		238,057	406,396

Foreign Exchange on Balances		(47,593)	31,779

Cash and Cash Equivalents - Beginning of Period		1,262,321	830,852

Cash and Cash Equivalents - End of Period		$1,452,785	$1,269,027

Supplemental Cash Flow Information
Interest paid		$10,377	$9,363

Income taxes paid	$		$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six month period ended June 30, 2009, the Company generated net income of $79,739 (for the year ended December 31, 2008 a net income of - $376,410).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
 Unaudited

2. Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
 Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

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

g)    Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party, and all other current liabilities and long term debt approximate their fair value because of the limited terms of these instruments.  The Company is exposed to interest rate risk on its bank loan as the interest charged on the loan fluctuates with the bank’s prime rate.

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

i)       Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 11.The Company is in the process of creating a policy for  share based  compensation in regard to  a RE/MAX obligation  pursuant to our May 25, 2006 amending agreement which expired June 9, 2009.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
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

m)         Work in Progress

The Company classifies revenue received, for which the associated mortgage origination files have not passed Company compliance procedures, as Work in Progress payables and is recorded in Accounts payable and accrued liabilities.

Registration and other flow through fees are recorded as Prepaid expenses until the transaction is completed.

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
June 30, 2009
Unaudited

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

4.	Equipment, net

			Net Book	Net Book
		Accumulated	Value June 30,	Value December 31,
	Cost	Depreciation	2009	2008

Furniture and equipment	$159,277	$74,428	$84,849	$87,936
Computer equipment	29,197	15,263	13,934	12,751
Leasehold improvements	17,743	7,323	10,420	11,497

	$206,217	$97,014	$109,203	$112,184

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

5.	Equipment Under Capital Leases

	June 30, 2009	December 31, 2008
Computer equipment	$6,130	$5,819
Less: accumulated depreciation	(3,960)	(3,395)

	$2,170	$2,424

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

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

7.	Accrued Legal Judgment

On October 27, 2006, Trisan Equitable Corporation (`Trisan`)`commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``)  its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.

In January 2007, we filed a statement of defense, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN$748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.

Our balance sheet as at June 30, 2009, reflects an accrual of $644,018 (CDN$748,671) plus interest of $99,818 (CDN$116,039) related to the Trisan legal judgment.

On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge for the company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and it’s subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party, to  be encumbered with a financial arrangement.

The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

8.	Advances from Related Party

As of June 30, 2009, the controlling shareholder and Chief Executive Officer of the Company had advanced $121,180 (December 31, 2008 - $129,425) to fund the working capital of the Company. The advances are unsecured, non-interest bearing, with $76,180 due on demand, $25,000 due in 2010, and $20,000 due in 2011.

9. Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	June 30, 2009	December 31, 2008

2009	647	2,212

Total minimum lease payments	647	2,212

Less: amount representing interest at approx. 30%	(194)	(588)

Total obligation under capital leases	453	1,624

Less: current portion	(453)	(1,624)

Long-term portion	$-	-

10. Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of June 30, 2009, the Company has accrued, as stock-based compensation payable, 641,897 (December 31, 2008 – 377,838) common shares at a price of $0.05 (December 31, 2008 - $0.11) per share for a total of $32,095 (December 31, 2008 - $41,562) payable to the parties referred to in note 17c (ii).

b)	As of June 30, 2009, the Company has accrued, as employee stock-based compensation, $122,583 (December 31, 2008 - $143,779) under its Equity Compensation Plan referred to in note 11.

c)
As of June 30, 2009, the Company has accrued, as stock-based compensation, 1,478,349 (December 31, 2008 – 1,134,242) common shares at a price of $0.05 (December 31, 2008 - $0.11) per share for a total of $73,917 (December 31, 2008 - $124,767) payable to the parties referred to in note 17a, 17b, and 17c (i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

11. Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2009.

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

	June 30, 2009	June 30, 2008
Number of Warrants Outstanding
at Beginning of Period:	1,267,4826	1,682,976
Number of Warrants Exercised:	-	-
Warrants Expired:	-	-
Number of Warrants Outstanding and Exercisable at End of Period:	1,267,482	1,682,976

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

Based upon the sale of 2,112,470 shares in our placement which closed on June 9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at June 30, 2009, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement on June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

11. Capital Stock (cont'd)

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of June 30, 2009, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of August 7, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2009. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

12. Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 11). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of June 30, 2009, 233,078 of the warrants were exercised at an average price of $0.28.  As of June 30, 2009, 611,910 warrants expired, 233,078 warrants were exercised and 1,267,482 warrants remain outstanding and exercisable.  Subsequent to June 30, 2009 422,494 of the warrants expired unexcercised

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

13. Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of June 30, 2009, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of June 30, 2009 two new participants subscribed for 125,000 shares under the private placement and as of June 30, 2009, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, as of June 30, 2009, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 12.  During the fourth quarter of 2008, the Company issued 197,078 shares in relation to the warrants exercised and paid. The un-issued warrants exercised are included in subscription for stock in the equity section of the balance sheet.  As of June 30, 2009, $7,540 receivable on the exercise of the warrants was outstanding and is included in subscriptions receivable in the equity section of the balance sheet.  The shares underlying some of the warrants exercised have not been issued to date due to non receipt of payment from the exerciser of the warrant.

14. Treasury Stock

During 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.

15. Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder.  Please see note 17(f) for further details.

16.	Income Taxes

The Company has paid no federal or state income taxes. As of June 30, 2009, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,435,939 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at June 30, 2009 and  December 31, 2008 are as follows:

	2009	2008
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,168,219	$1,167,616
Net book value and tax value differences	(35,434)	(35,434)
Valuation allowance for deferred income tax assets	(1,132,785)	(1,132,183)

Total deferred tax effect	$-	$-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

16.	Income Taxes(cont’d)

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 34% (2008 - 34%) rate to the provision for income taxes:

	2009	2008
Deferred Tax Provision:
Expected income tax benefit (expense)	$(22,051)	$(114,945)
Stock based compensation	22,654	60,734
Valuation allowance	603	(54,211)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

Due to the losses incurred since inception and expected future operating results, management has determined that the Company does not meet the 'more likely than not' criteria that the deferred tax assets resulting from the tax losses available for carry forward and the differences in tax bases of assets will be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

17.	Commitments and Contingencies(cont’d)

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

17.	Commitments and Contingencies (cont'd)

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

d)    The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2009	$2,926
2010	$5,003
2011	$3,561
2012	$3,150

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

17. Commitments and Contingencies (cont'd)

e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$3,789
2010	$7,578
2011	$9,094
2012	$3,031

 Commitments (cont’d)

f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$45,564
2010	$91,127
2011	$91,127
2012	$53,158

g)    Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
Unaudited

18.	Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator

	Six Months Ended 2009	Six Months Ended 2008	Three Months Ended 2009	Three Months Ended 2008
Weighted average number of common shares outstanding	42,976,548	38,506,855	42,976,548	38,516,470

Warrants	1,267,482	1,682,976	1,267,482	1,682,976
Stock Based Compensation payable (RE/MAX)	641,897	604,279	641,897	604,279
Stock Based Compensation payable (Other)	1,478,349	1,160,332	1,478,349	1,160,332
Stock Based Compensation payable (Employee)	2,451,661	3,266,158	2,451,661	3,266,158

Weighted-average number of diluted common shares outstanding	48,815,937	5,220,600	48,815,937	45,230,215

19.	Comparative Figures

Certain figures for the previous period have been reclassified to conform to the current period’s financial statement presentation.

20.	Subsequent Events

See Notes 7 and 12.