Form 10-Q
period 2009-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2009-11-23
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 23, 2009
Common Stock, $.0001 par value	42,976,548

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
Item 1.	Financial Statements	F-1 - F-16
Item 2.	Management’s Discussion and Analysis of Financial Condition	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Control and Procedures	7

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 1A	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-16.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending September 30, 2009 and 2008.  The following information should be read in conjunction with the consolidated financial statements for the periods ending September 30, 2009 and notes thereto appearing elsewhere in this form 10-Q.

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

3.	MBKR Holdings Inc., - a Canadian federally incorporated company, incorporated on November 24, 2008 for the intended centralization of back office services in Canada.

4.	MBKR Franchising Inc., - a Canadian federally incorporated company, incorporated on January 30, 2009 through which it is the Company’s intent to become a mortgage brokerage franchisor in Canada.

As at September 30, 2009, we had 426 licensed mortgage agents operating across Canada.  The number of mortgage agents in our national sales agency at the end of the reporting period represents a 3% increase over that of the same period in 2008.

As at September 30, 2009, our Company had 15 full-time employees and 1 full-time contract staff for a total of 16 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA, L4K 3Y4.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, Canada.

Results of Operations

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008

Gross revenue in our third quarter decreased by 7% from that of 2008 to $5,024,799 and this relative trend is primarily associated with a material foreign exchange increase of approximately 15% in 2009 from that of 2008 that the Company was exposed to as all of our operations are currently in Canada.  On a dollar to dollar basis using a Canadian dollar comparative, gross revenue in our third quarter in 2009 increased by 6.5% from that of 2008 to CDN $5,878,010 which was directly related to increasing the number of sales agency mortgage agents by 3% and supporting our existing agent sales force to increase productivity during the periods.  Management feels that this accomplishment is significant as it has been reported to us that the mortgage origination volume nationally for the industry in Canada has declined approximately 15% period over period.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2008 with respect to geographic variations in margin or the absolute amounts of lenders commissions.

The Company’s operating expenses decreased in the third quarter of 2009 by 28% over the same period in 2008 to $4,282,243.  Like revenue, the consolidated comparative decrease in total operating expenses is also affected due to a 15 % increase in value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our third quarter in 2008 to that of 2009.  The primary components that comprise our operating expenses and contribute to trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and unique to this particular period, a recovery of accrued legal judgement expenses:

•
Due in part to a 76 % decrease in our stock price between the closings of reporting periods, the Company reported a reduction in employee stock-based compensation accrued during the reporting period of $58,105 as compared to $237,533 for the same period in 2008.  Due in part also to decreases in our stock price between reporting periods, the Company reported a 93% decrease from the same period in 2008 to $20,053 in stock-based compensation accruals for services associated with our agents, strategic alliances and consultants.  These accruals are valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends.  In aggregate, these charges were approximately 1.8% of the reported total operating expenses and the net sum increased our reported Net Income accordingly.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our employees and mortgage agents with those of our shareholders.

•
Removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for comparison analysis, 88% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenue increased by 2% from the third quarter 2008 as compared to that of 2009 likely associated with changes in the foreign exchange rate between the periods, an increases in our aggregate mortgage origination volume between the periods and an increase in the percent of fees paid to several of our larger agent groups.

•
Removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for comparison analysis, 6.6% of the operating expenses in the reporting period were associated with salaries and benefits.  Salaries and benefits have not appreciably changed from the third quarter 2008 as compared to that of 2009.

•
3% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses decreased 52% from the third quarter 2008 as compared to that of 2009 to $147,425 which decrease was likely associated with our incurring legal and related due diligence expenses in the fall of 2008 associated with the Company entering into an agreement to acquire a Mortgage Intelligence, a GMAC company as well as inter-period foreign exchange.

•
Occupancy costs this period were relatively flat compared to 2008 although reported expenses decreased by 30% from the third quarter of 2008 to $33,158 after removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for comparison analysis.  This reported decrease was a direct result of foreign exchange differences between the periods as previously described herein as these costs are relatively fixed long term contractual arrangements.

•
On October 27, 2006, Trisan Equitable Corporation (`Trisan``)`commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``), its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN$748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.  Our balance sheet as at June 30, 2009, reflected an accrual of $644,018 (CDN$748,671) plus interest of $99,818 (CDN$116,039) related to the Trisan legal judgment.  On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The settlement agreement did not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.  As a result, the Company reported a negative charge, in the amount of $739,258 during the reporting period, to reverse the accrued legal judgement expenses.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

Gross revenue in the first nine months of 2009 show an increase of 1.4% from that of 2008 to $12,022,101 and this relative trend is primarily associated with a material foreign exchange increase of approximately 15% in the 2009 period from that of 2008 that the Company was exposed to as all of our operations are currently in Canada.  On a dollar to dollar basis using a Canadian dollar comparative, gross revenue in our first nine months ending September 30, 2009 increased by 16.5% from the same period in 2008 to CDN $14,063,454 which was directly related to increasing the number of sales agency mortgage agents by 3% and supporting our existing agent sales force to increase productivity during the periods.  Management feels that this accomplishment is significant as it has been reported to us that the mortgage origination volume nationally for the industry in Canada has declined approximately 15% period over period.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2008 with respect to geographic variations in margin or the absolute amounts of lenders commissions.

The Company’s reported operating expenses decreased in our first nine months ending September 30, 2009 by 7% over the same period in 2008 to $11,197,286.  Like revenue, the consolidated comparative decrease in operating expenses is also affected due to a 15 % increase in value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our third quarter in 2008 to that of 2009 and as such, in Canadian currency, our operating expenses actually increased in our first nine months ending September 30, 2009 by approximately 7% over the same period in 2008 to CDN $ 13,102,616 as we built our growing company.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and unique to this particular period, a recovery of accrued legal judgement expenses:

•
Due in part to a 76 % decrease in our stock price between the closings of reporting periods as well as due to inter-period employee stock issuances, the Company reported an increase in employee stock-based compensation accrued during the reporting period of $36,909 as compared to an expense adjustment of $103,373 for the same period in 2008.  Due in part also to decreases in our stock price between reporting periods as well as due to inter-period mortgage agent stock issuances, the Company reported a 129% decrease from the same period in 2008 and reports an expense adjustment of $40,262 in stock-based compensation accruals for services associated with our agents, strategic alliances and consultants.  These accruals are valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends.  In aggregate, these charges balanced out and had little effect on reported total operating expenses and the net sum had little effect on our reported Net Income reported for the 2009 period accordingly.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our employees and mortgage agents with those of our shareholders.

•
Removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for direct comparison purposes, 91% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenues did not appreciably change from the first nine months in 2008 as compared to that of 2009 likely associated, in part, with changes in the foreign exchange rate between the periods balanced with an increase in the percent of fees paid to several of our larger agent groups.  Commission fees paid to agents have increased in 2009 by approximately 5 basis points resulting in a corresponding decrease in the Company’s gross margin.

•
Removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for direct comparison purposes, 10% of the operating expenses in the reporting period were associated with salaries and benefits.  Reported salaries and benefits increased by 5% from our first nine months ending September 30, 2008, after removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for comparison analysis as we continued to invest into developing a stronger management team for the Company.

•
4.5% of the operating expenses in the reporting period were associated with general and administrative expenses, after removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for direct comparison purposes.  General and administrative expenses decreased by approximately 32% from our first nine months ending September 30, 2008 as compared to that of 2009 as we reduced travel expenses, reduced telephone expenses through long distance plans, had a reduction in professional fees, and partially due to inter-period foreign exchange differences.

•
Occupancy costs this period were relatively flat during the period compared to 2008 although reported expenses decreased by 16% from the third quarter of 2008 to $103,278.  This reported decrease was a direct result of foreign exchange differences between the periods as previously described herein as these costs are relatively fixed long term contractual arrangements.

•
As described in further detail in the previous section, the Company reported an accrual reversal, in the amount of $739,258 during the reporting period, to reverse the accrued legal judgement expenses.

Liquidity and Capital Resources

As at September 30, 2009, we had $1,296,048 in cash; $7,183 of referral fees held in trust (which are awaiting completion of administrative processes  to distribute the fees to referral source agents), $61,072 in prepaid expenses, $114,267 in equipment and equipment under capital leases for a total of $1,478,570 in assets.  Comparatively as at December 31, 2008, we had $1,262,321 in cash; $17,848 of referral fees held in trust, $116,211 in prepaid expenses, $114,608 in equipment and equipment under capital leases a total of $1,510,988 in assets.

As at September 30, 2009, we had $1,573,493 in accounts payable and accrued liabilities, $13,843 in loans payable to a related party, $306,754 in accrued stock-based compensation, $81,722 in bank indebtedness related to an unsecured term loan and $7,183 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration for a total of $1,982,995 in liabilities.  Comparatively as at December 31, 2008 at the beginning of the reporting period, the Company had $2,223,326 in accounts payable and accrued liabilities, $129,425 in loans payable to a related party, $310,108 in accrued stock-based compensation, $117,385 in bank indebtedness related to an unsecured term loan, $17,848 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration, capital lease obligations of $1,624 for a total of $2,799,716 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Cash and cash equivalents nominally increased by 3% over the reporting period.  This increase was related to increasing the number of sales agency mortgage agents by 3% and supporting our existing agent sales force to increase productivity.

•
Accounts payable decreased by 29% over the reporting period to $1,573,493.  The bulk of this payable amount is Work in Progress payable following completion of mortgage agent origination compliance procedures.  Work in Progress mortgage agent commissions payable typically have an Average Days Payable of 10 business days.  Other items that make up this amount include accrued liabilities related to services received but not invoiced as of September 30, 2009 and employee vacation accrual and $264,146 in employee tax deductions payable (see discussion below).  The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $264,146.  The Company has negotiated an agreement with CRA which, if certain conditions are met (remaining current with existing payroll tax submissions and regular reporting), allows the Company to pay down the balance in monthly instalments, which are currently $5,000 per month through to October, 2009 and then to continue to pay monthly instalments of $10,000 until such time as the company is able to pay the balance to CRA in a lump sum payment.  In the event that the Company secures further investment capital, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

•	Bank indebtedness decreased by 30% as the Company continues to pay down our loan facility with a lender.

The Company reported a Net Income from operations for the third quarter of 2009 of $821,369, however $739,258 of it was associated with the recovery of accrued legal judgement expenses.  If we continue to grow at our current rate, it is expected by management that we will achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, or experience a prolonged market down turn, we will likely need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.

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

Share-based Payment

The Company adopted the disclosure requirements of ASC 718-10, "Share-Based Payment" ("ASC 718-10") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by ASC 718-10. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. ASC 718-10 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 6 to the financial statements.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine month reporting period ended September 30, 2009, the Company incurred a Net Income of $821,369 (however $739,258 of it was associated with the recovery of accrued legal judgement expenses) as compared to Q3 2008, a Net Loss of $186,100.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to expand it’s sales force to increase it’s gross revenue, to carefully manage expenses and capital investment related to scalability, to establish sustainable operational profitability through our rapid growth and to secure additional funds through future debt or equity financings. Current economic conditions may impact our ability to recruit mortgage agents or may result in changes by lenders to our commission fee schedules, both of which would have a negative impact on our revenue growth. As our mortgage agent teams develop and grow, they may have additional leverage with the Company to request an increase in their proportionate share of commission fees which would result in decreased gross margins for the Company.  Also, financing may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There have been no significant changes in our internal controls over financial reporting during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

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

(b)          Reports of Form 8-K

On July 14, 2009, the Company filed a Form 8-k with the SEC regarding the settlement agreement  between the Company and Trisan Equitable Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director

Dated: November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	November 23, 2009
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

CONTENTS

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statements of Operations and Comprehensive Income	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Condensed Consolidated Financial Statements	F6 – F16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	2009 (Unaudited)	2008 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,296,048	$1,262,321
Referral fees held in trust – restricted	7,183	17,848
Prepaid expenses	61,072	116,211

Total Current Assets	1,364,303	1,396,380
Equipment, net (note 3)	112,118	112,184
Equipment Under Capital Leases	2,149	2,424

Total Assets	$1,478,570	$1,510,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion	$70,042	$61,244
Accounts payable and accrued liabilities (note 4)	1,573,493	2,223,326
Advances from related party – current portion (note 5)	13,843	84,425
Trust liability	7,183	17,848
Obligation under capital leases - current portion	-	1,624
Stock-based compensation accrual - current portion (note 6a)	29,580	41,562
Employee stock-based compensation accrual (note 6b)	180,687	143,779

Total Current Liabilities	1,874,828	2,573,808
Bank Indebtedness	11,680	56,141
Advances from related party	-	45,000
Stock-based Compensation Accrual (note 6c)	96,487	124,767

Total Liabilities	1,982,995	2,799,716

Commitments and Contingencies (note 10)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2008: 42,976,548) issued and outstanding (note 7)	4,298	4,298
Additional Paid-in Capital	4,051,787	4,116,807
Additional Paid-in Capital - Warrants (note 8)	335,182	489,243
Subscription for Stock	(220)	8,240
Subscription Receivable (note 9)	-	(227,540)
Treasury Stock	(25,234)	(25,234)
Accumulated Other Comprehensive Income	126,787	163,852
Accumulated Deficit	(4,997,025)	(5,818,394)

Total Stockholders' Deficit	(504,425)	(1,288,728)

Total Liabilities and Stockholders' Deficit	$1,478,570	$1,510,988

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2009 and 2008
Unaudited

	Nine Months Ended 2009	Nine Months Ended 2008	Three Months Ended 2009	Three Months Ended 2008

Revenues	$12,022,101	$11,854,0600	$5,024,799	$5,420,443

Expenses
Commission and agent fees	10,157,206	10,002,003	4,422,329	4,693,203
Salaries and benefits	1,158,189	1,098,199	333,260	395,106
General and administrative expenses	500,902	732,268	147,425	309,360	9
Recovery of Legal Judgement (note 4)	(739,258)	-	(739,258)	-
Employee stock-based compensation (note 6b)	36,909	(103,373)	58,105	237,533
Stock based compensation (note 6c)	(11,983)	12,112	(2,516)	53,750
Stock based compensation (note 6a and 7)	(28,280)	123,747	22,569	227,271
Stock based compensation for services	-	5,147	-	2,388
Occupancy costs	103,278	123,259	33,158	47,527
Depreciation expense	20,323	25,812	7,171	9,724

Total Operating Expenses	11,197,286	12,019,174	4,282,243	5,975,862

Income (Loss) from Operations	824,815	(165,114)	742,556	(555,419)

Other Expenses	3,446	(20,986)	926	(7,091)

Income (Loss) Before Income Taxes	821,369	(186,100)	741,630	(562,510)

Provision for income taxes	-	-	-	-

Net Income (Loss)	821,369	(186,100)	741,630	(562,510)

Foreign Currency Translation Adjustment	(37,065)	46,631	4,886	47,861

Comprehensive Income (Loss)	$784,304	$(139,469)	746,516	$(514,649)

Net income (loss) per share - Basic and Diluted during the period	$0.02	$(0.00)	$0.02	$(0.01)

Weighted Average Number of Shares (note 11)
Outstanding During the Periods -Basic	42,976,548	38,771,386	42,976,548	39,293,611
Diluted	48,934,101	42,519,276	48,934,101	43,041,501
 (The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2009 and 2008
Unaudited

	2009		2008
Csh Flows from Operating Activities
Net Income (loss)		$821,369	$(186,100)
Adjustments to reconcile Net Income(loss) to net cash used in operating activities:
Depreciation		20,323	25,812
Stock issued for services		-	440,577
Employee stock-based compensation		36,909	(463,348)
Stock-based compensation accrual		(40,263)	81,903
Recovery of legal Judgement		(739,258)	-
(Increase) decrease in net assets:
Referral fees held in tru st		12,111	(26,027)
Prepaid expense		65,473	72,419
Accounts payable and Accrued Liabilities		(148,104)	709,658
Trust liability		(12,111)	26,027

Net Cash Provided by (Used in) Operating Activities		16,449	680,921

Cash Flows from Investing Activities
Purchase of equipment		(4,929)	2,402

Net Cash Used in Investing Activities		(4,929)	2,402

Cash Flows from Financing Activities
Repayments of obligation under capital leases		(1,700)	(2,095)
Repayment of advances from related party		(96,590)	(70,054)
(Decrease) in bank indebtedness		(48,089)	(9,793)

Net Cash(Used in) Provided by Financing Activities		(146,379)	(81,942)

Net (Decrease) Increase in Cash and Cash Equivalents		(134,859)	601,381

Foreign Exchange on Balances		168,586	79,640

Cash and Cash Equivalents - Beginning of Period		1,262,321	830,852

Cash and Cash Equivalents - End of Period		$1,296,048	$1,511,873

Supplemental Cash Flow Information
Interest paid		$15,085	$20,986

Income taxes paid	$		$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine month period ended September 30, 2009, the Company generated net income of $821,369 (for the year ended December 31, 2008 a net income of - $376,410).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2009
 Unaudited

2	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)         Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

c)   Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC Topic 105), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
 Unaudited

2	Summary of Significant Accounting Policies(cont’d)

In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have material impact on the Company’s consolidated financial statements.

In May 2009, FASB ASC 855 Subsequent Events was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted FASB ASC 855 for the period ended June 30, 2009 and subsequent financial periods, and its application had no impact on the Company’s condensed financial statements. Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying financial statements through the issuance date, November 16, 2009.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly referred to as FSP SFAS 157-4), "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed." ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10-65-1. ASC 820-10-65-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1 (formerly referred to as FSP SFAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments," and "Disclosures about Fair Value of Financial Instruments, (formerly referred to as FSP SFAS 107)" to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10-65-1 also includes an amendment to "Interim Financial Reporting (formerly referred to as APB 28-1)," to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company has adopted this standard and determined that it does not have an impact on its financial position and results of operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

3.	Equipment, net

			Net BookValue	Net BookValue
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2009	2008

Furniture and equipment	$172,933	$85,881	$87,052	$87,936
Computer equipment	32,441	17,775	14,666	12,751
Leasehold improvements	19,265	8,865	10,400	11,497

	$224,639	$112,521	$112,118	$112,184

4.	Accrued Legal Judgment

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

On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding the Company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and it’s subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party,   to be encumbered with a financial arrangement.  For the period ending September 30, 2009, the Company recorded in the statement of operations a recovery of legal judgement in the amount of $739, 258.

The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

5.	Advances from Related Party

As of September 30, 2009, the controlling shareholder and Chief Executive Officer of the Company had advanced $13,843 (December 31, 2008 - $129,425) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

6.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a)
As of September 30, 2009, the Company has accrued, as stock-based compensation payable, 493,000 (December 31, 2008 – 377,838) common shares at a price of $0.06 (December 31, 2008 - $0.11) per share for a total of $29,580 (December 31, 2008 - $41,562) payable to the parties referred to in note 10c( ii).

b)
As of September 30, 2009, the Company has accrued employee stock-based compensation 3,011,453 (December 31, 2008- 1,307,078) common shares at a price of $0.06(December 31, 2008 -$0.11) per share for a total of $180,687 (December 31, 2008 - $143,779) under its Equity Compensation Plan referred to in note 7.

The Company adopted the disclosure requirements of ASC 718-10, "Share-Based Payment" ("ASC 718-10") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by ASC 718-10. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price. ASC 718-10 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 7.The Company is in the process of creating a policy for  share based  compensation in regard to  a RE/MAX obligation  pursuant to our May 25, 2006 amending agreement which expired September 9, 2009.

The Company’s accounting policy for employee stock based compensation is currently under review by securities regulators.  Under FASB codification 480-10-25-14: “Certain Obligations to issue a Variable Number of Shares”, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: a) a fixed monetary amount known at inception b) variations in something other than the fair value of the issuer’s equity shares or c) variations inversely related to changes in the fair value of the issuer’s equity shares.   The Company maintains that the number of common shares ultimately issued to the employees is variable as the number of shares to be issued is determined and approved by the Company’s senior management and board of directors due to changes in the fair value of the Company’s shares.  No assurance can be given that the current accounting treatment will be deemed acceptable by the securities regulators.  If the accounting treatment is deemed unacceptable by the securities regulators the Company will restate its financial statements.

c)
As of September 30, 2009, the Company has accrued, as stock-based compensation 1,608,112 (December 31, 2008 – 1,134,242) common shares at a price of $0.06 (December 31, 2008 - $0.11) per share for a total of $96,467 (December 31, 2008 - $124,767) payable to the parties referred to in note 10a, 10b and 10c(i).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

7.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2009.

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

	September 30, 2009	September 30, 2008
Number of Warrants Outstanding
at Beginning of Period:	1,267,482	1,689,976
Number of Warrants Exercised:	-	-
Warrants Expired:	422,494	422,494
Number of Warrants Outstanding and Exercisable at End of Period:	844,988	1,267,482

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

7.	Capital Stock(cont’d)

The following is a summary of stock-based compensation issuances associated with our January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006:

YEAR	Date of Issue	Anniversary Stock Issued	Price	Value
2007	July 7, 2007	478,000	$0.42	$200,760
2008	September 11, 2008	490,500	$0.11	$53,955
Subtotal		968,500

Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at September 30, 2009, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of September 30, 2009, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of November 23, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2009. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

8.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement (note 11). Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.  The expiry date of the warrants was extended for the first year only, to September 30, 2007.  As of September 30, 2009, 233,078 of the warrants were exercised at an average price of $0.28.  As of September 30, 2009, 1,034,404 warrants expired, 233,078 warrants were exercised and 844,988 warrants remain outstanding and exercisable.  During the quarter ended September 30, 2009 422,494 warrants expired with a value of $ 146,520 and have been allocated to Additional Paid in Capital.

9.	Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of September 30, 2009, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled.  As of September 30, 2009 two new participants subscribed for 125,000 shares under the private placement and as of September 30, 2009, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.  In addition, as of September 30, 2009, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 8.  During the fourth quarter of 2008, the Company issued 197,078 shares in relation to the warrants exercised and paid. The un-issued warrants exercised are included in subscription for stock in the equity section of the balance sheet.  As of September 30, 2009, the balance owing of the subscription receivable was written off and the balance was allocated back  to Additional Paid in Capital and Additional Paid in Capital-Warrants.  The share certificates have not been cancelled by November 23, 2009 as the company is awaiting on the actual share certificate to be received.

10.	Commitments and Contingencies

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
September 30, 2009
Unaudited

10.	Commitments and Contingencies(cont’d)

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

10.	Commitments and Contingencies (cont'd)

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

     c)    REMAX

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

d)    The Company has the signed lease agreements for computer and office equipment. Committed annual payments are as follows:
2009	$1,588
2010	$5,432
2011	$3,866
2012	$3,420

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2009
Unaudited

10.	Commitments and Contingencies (cont'd)

e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$2,056
2010	$8,228
2011	$9,873
2012	$3,291

f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2009	$24,733
2010	$98,935
2011	$98,935
2012	$57,712

                         g)    Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

11.	Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator.

	Nine Months Ended 2009	Nine Months Ended 2008	Three Months Ended 2009	Three Months Ended 2008

Weighted average number of common shares outstanding	42,976,548	38,771,386	42,976,548	39,293,611
Warrants	844,988	1,267,482	844,988	1,267,482
Stock Based Compensation payable (RE/MAX)	493,000	245,808	493,000	245,808
Stock Based Compensation payable (Other)	1,608,112	1,443,125	1,608,112	1,443,125
Stock Based Compensation payable (Employee)	3,011,453	791,475	3,011,453	791,475

Weighted-average number of diluted common shares outstanding	48,934,101	42,519,276	48,934,101	43,041,501