Form 10-K
period 2009-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2010-04-19
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-K
_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☑

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 19, 2010
Common Stock, $.0001 par value	42,976,548

Revenues for year ended December 31, 2009: $ 16,851,224.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009 is: $649,702.

Transfer Agent as of April 19, 2010:

Securities Transfer Corporation
2591 Dallas Parkway, Suite 102
Frisco, TX, 75034

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Classified as a smaller reporting company as defined by rule 229.10 (f)(1), the following provides a description of our business over the past three years.

Form and Year of Organization

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our” or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

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

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, through which the Company centralizes back office services in Canada; and,

4.	MBKR Franchising Inc. – a Canadian federally incorporated company, through which the Company acts as a franchisor in Canada of the MortgageBrokers.com business system.

Bankruptcy, Receivership or Similar Proceeding

None

Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets

None

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

The following describes our revenue streams from our offered products and services:

1)
For approximately 94 % of all mortgage origination deal flow at our Company, our subsidiaries generate revenue when our licensed mortgage agents place mortgages, on behalf of customers, with third party lenders who in return, pay the Company a commission fee, as follows:

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

The aggregate sum fee for Finder's Fees and Volume Bonus typically ranges between 75 to 150 basis points (0.75 to 1.5%) of the total mortgage volume originated by the Company’s mortgage agents.

2)
For approximately 6% of all mortgage origination deal flow at our Company, commercial, alternative and sub-prime lenders may pay only a nominal referral Finder’s Fee.  For these transactions, our mortgage agents may charge negotiated brokerage fees to generate revenue.

3)
We currently earn commission revenue through the referral and placement of creditor insurance with third party insurance providers.  In general, when a client takes creditor insurance related to the mortgage transaction originated by the Company, the Company earns a gross commission which is, on average, estimated to be 14 basis points of the mortgage amount.

Generally, between 80 to 90% of all received commission revenue is paid to the Company’s mortgage agents.

Markets Served

Operations are presently conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Saskatchewan and Alberta.

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

Our national agency sales force, recruited and managed centrally by our sales management staff, may operate regionally as individual businesses or they may build agency sales teams.  Our national sales force is diversified with agents who provide mortgage broker services to the consumer public on a full time and part time basis and may also provide their services in association with other related business initiatives they are involved in outside of mortgage brokerage such as financial planning or real estate sales.

Generally, in the MortgageBrokers.com model, our licensed agents earn between 80 to 90% of received commission fees.  In addition to earned commission fees, our business model also provides our mortgage agents with the potential to earn stock-based compensation in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

The primary services that the Company provides to our national agency sales network are:

➢	mortgage brokerage licensure;

➢	a national brand and related marketing initiatives;

➢	a regulatory compliance service associated with our agent’s transactions;

➢	human resource services where we perform new agent registration, licensure, and insurance coverage;

➢	access to our corporately arranged group health insurance and benefits plan;

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

Prior to contracting with a mortgage agent, and in addition to the minimum regulatory requirements prospective mortgage agents must meet for provincial registration, MortgageBrokers.com reviews the prospective agent’s tenure and experience in the industry, credit bureau history and a minimum of 2 reference checks.  Those mortgage agents that have minimal experience are obligated to work as a mortgage agent under a more senior mortgage agent (referred to within MortgageBrokers.com as a Managing Partner) who will sponsor, supervise and train the inexperienced agent.

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

Our mortgage agents are all licensed as contractors (not employees) working exclusively under our provincial brokerage licensure.  Within each province we operate, we have a ‘broker of record’ or ‘principal broker’ under whose license we operate our business.

The following table outlines the estimated net growth of our sales agency network over the past three years:

YEAR	AGENT COUNT
2007	320
2008	387
2009	430

The Company may also develop and be party to strategic national or regional alliances with real estate brands from time to time with a view to providing our licensed mortgage agents access, on a volume basis, to mortgage referrals in some form of revenue sharing arrangement.  On January 26, 2006, and later modified on May 25, 2006, the Company entered into a referral agreement with RE/MAX Ontario-Atlantic CANADA Inc. (“RE/MAX”) in eastern Canada.  For referrals to our mortgage agents leading to funded mortgages, RE/MAX receives 40 to 60% of the our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.  On April 12, 2006 the Company entered into a referral agreement with Maxwell Realty Inc. (“Maxwell”) in western Canada.  For referrals to our mortgage agents leading to funded mortgages, Maxwell receives 25 to 40% of our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.

2009 Business Activities and Status of Publicly Announced Products and Services

Expanding upon our business model infrastructure, the Company’s focus through 2009 was towards recruitment and servicing of mortgage agents across Canada.  Regional recruitment activities included introducing and selling the Company’s value proposition to mortgage agents via direct presentations, trade shows and arranged meetings.  Regional servicing of existing agents includes team building, marketing support and services with signage and advertising, facilitating lender product training, realtor referral relationship development, consumer business development and sales training, lender relations management, and consumer servicing support.  The Company also made investments in information technology systems to support our mortgage agents including developing a mortgage agent back office sales support environment.

The following provides further details highlighting our 2009 business activities and their status:

➢
At the beginning of 2009, we had two full time senior sales executives and five full time contract senior sales executives strategically servicing sales territories across Canada, who divided their time between servicing existing agents in their territory, recruiting new books of business and promoting the Company.  Our sales management team serviced one of the following Canadian regions:  Alberta & the Prairies out of Calgary, Alberta; central and eastern Ontario out of Ottawa, Ontario; the Greater Toronto Area from Toronto; south western Ontario out of Windsor, Ontario; and , Atlantic Canada out of Halifax, Nova Scotia.  By the end of 2009, the Company had strategically consolidated its sales management resources to two full time senior sales executives regionally servicing our national sales agency and centrally supported by our Canadian sales President.

➢
In September, 2009, the Company was recognized in Profit Magazine’s 10th annual “PROFIT HOT 50” as Canada’s No. 27th Emerging Growth Company and the Top Job Creator for 2009.  The Company’s ranking was based on reported growth of 293% over a two year span (from reported revenue of $4.0 million and 195 staff in 2006 to $15.8 million and 402 staff in 2008).

➢
In November of 2008, the Company hired Diana Soloway as our chief strategy officer responsible for assisting the CEO with creating, communicating, executing, and sustaining strategic initiatives within our organization.  Ms. Soloway’s goals were to establish a centralized mortgage investment fund for the Company, as well as to establish a central services office supporting our mortgage agents with difficult deals in the alternative and sub-prime markets.  Through 2009, Ms. Soloway hired 2 staff and commenced the development of a central services office in the latter half of 2009 which was responsible for $ 21 million in mortgage origination in 2009.  Planning continues regarding the development of a centralized mortgage investment fund.

➢
We experienced an 11 percent increase in 2009 over 2007 in the number of licensed agents registered with the Company.  At December 31, 2008, we had 430 licensed mortgage agents operating exclusively under the Company’s licensure.  Our newly recruited mortgage agents were recruited throughout 2009 by our sales management team.  The Company also regularly reviews the production level of all of our agents and periodically will terminate our contractual agreement if mortgage agents are unable to demonstrate the ability to increase their production levels.

➢
On May 13, 2009, the Company gave notice to RE/MAX regarding the Company’s intent to terminate its agreement with RE/MAX on June 12, 2009 in accordance with the provisions of the agreement.  The primary reason for termination of the agreement was due to management’s belief that the terms of the agreement had become an impediment to the referral arrangement’s performance.  Termination of the agreement does not affect the Company’s ability to continue to work with RE/MAX Franchisees and their sales associates on existing or new referral fee arrangements.  Termination of the agreement has resulted in:  i) RE/MAX no longer providing any ongoing program market support following termination; ii) termination of promotions by RE/MAX of the RE/MAX registered retirement plan for RE/MAX franchisee sales associates where Company referral fees were being directed and, iii) the Company no longer being obligated to pay annual stock-based compensation for the remaining term of the agreement to RE/MAX equal to 25% per year of RE/MAX and affiliates original investment participation in the Company’s private Placement memorandum that closed on June 9, 2006.  The Company does not expect the termination of this agreement to materially impact the Company as the mortgage origination volume from RE/MAX referrals amounted to less than 4% of the Company’s total mortgage origination volume in 2009 at the time of agreement termination.

Competitive Business Conditions and our Market Positioning

The following describes our market’s competitive business conditions and our market positioning through describing existing market conditions, competitive market conditions and, our business model market positioning.

Market Conditions

To-date, all of our operations are conducted through our subsidiaries in Canada only.  The U.S. mortgage industry has generally deteriorated since the latter part of 2007 through 2009. This deterioration has been a deterrent for management to consider entering the U.S. market as a mortgage brokerage at this time.  As such, we are solely affected operationally by market conditions in Canada.

Highlights of the Canadian Association of Accredited Mortgage Professionals (“CAAMP”) Chief Economist report “Annual State of the Residential Mortgage Markets in Canada,” dated November 2009, describe the Canadian mortgage market within which our Company operates as follows:

➢	as of August 2009, there was CAD $940 billion (2007: CAD $787 billion) of outstanding residential mortgage credit in Canada;

➢
Growth of residential mortgage credit has slowed in the past year as the recession negatively affected home buying activity.  Reduced number of housing starts in Canada also means there is less demand for new mortgages associated with new houses.  It is estimated that the current year over year market is growing approximately 7.1% per year which represents CADN $63 billion;

➢
Based on the volume of new approvals, which includes new mortgages, refinancing of existing mortgages and transfers between lenders, the annual mortgage origination market amounted to CAD $216 billion in 2008 (CAD $75 billion in 2000 and CAD $217 billion in 2007);

➢
On average, 23% of annual mortgages were obtained with the use of a mortgage broker (34% for new mortgages and 17% for renewed mortgages) which represents an annual mortgage origination market of approximately $50 billion (an estimated $550 million in gross revenue);

According to CAAMP, in most Canadian provinces, housing demand is driven by job creation and affordability – the investment motive is largely absent.  While the Canadian mortgage market is expected to continue to grow in 2010 at an average pace of 7% annually, it is forecasted to grow to a lesser degree than that leading up to 2008 (10% annually).  The economic factors driving an expected Canadian economic slowdown and this forecast include: a strong Canadian dollar which is hurting exporters; the credit crunch is making it more difficult for businesses to expand; and, Canada has experienced little job creation in 2009.

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

The primary tools used by our competitor consolidating brokerages for executing a competitive strategy in recruiting mortgage agents has been increasing commission splits (which currently ranges between 75 and 95% of the total commission fees received), the development of brand and the provision of administrative and marketing services.

The competitor mobile sales teams of the major banks compete with mortgagebrokers by leveraging bank brand appeal, exclusive mortgage products and leveraging a captive bank customer base.

Our Business Model Market Positioning

We have positioned ourselves in this competitive landscape to the mortgage broker industry as a very service oriented company that incorporates stock-based compensation into our value offering to attract long-term value builders.  Our management team firmly believes that we have positioned ourselves to be a long term value creator in our industry.

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

As Canada’s first and, at present, only publicly-traded and independent (non-bank owned) mortgage brokerage, we have strategically positioned our Company as a consolidator attracting those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We have developed what we believe to be a unique transparent business model that, we believe, will allow us to rapidly and sustainably develop our national sales agency and long term sales referral sources around which we can diversify our product offering and develop our brand for the consumer.  There are no direct means to quantify and compare our rate of growth and the success of our strategy with our competition since  they are not public companies. However, our strategy was acknowledged in the October 2008 issue of Profit Magazine where our Company was identified as the number one fastest growing Canadian emerging growth company. We reported 3,993% top-line revenue growth between 2005 and 2007 and were recognized in October 2009 as the number twenty-seventh fastest growing of Canada’s emerging growth companies with a reported 293% top-line revenue growth between 2006 and 2008.  In 2009, one of our direct competitors, a private corporation, was recognized as the 25th fastest growing company in Canada of Canada’s emerging growth companies, confirming to management that our industry sector is very dynamic, healthy and exhibits strong growth opportunities.

We have designed a business model to provide mortgage agents with the potential to earn equity in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes. It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, allowing them to benefit from any Company growth related directly to their contribution.

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

To-date we have made commitments to our existing agents to issue the stock-based compensation as warrants  that would be convertible into stock (1 warrant would be convertible into 1 share). The Company is currently in the process of finalizing and formalizing the mortgage agent stock-based compensation plan, associated agreements and the registration of such a plan.  Every mortgage agent registered with our company is eligible to earn stock-based compensation.

The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full. The first term is three years following execution of an exclusive agency contract with the Company.  In the fall of 2008, the first stock-based compensation was fully earned by our agents and 500,000 shares of restricted stock were issued to the agents by the Company.  No stock warrants have been issued to our mortgage agents under this program to-date as the Company is still in the process of finalizing the plan for registration purposes.

At December 31st, 2009, the Company accrued, stock-based compensation equal to 1,849,808 common shares at $0.04 per share, totalling $74,000 which is payable to our existing mortgage agents.

Patents, trademarks, licenses, franchises, Agent Agreements and Commitments

The following summarizes trademarks, agreements and arrangements we have in place to protect our market positioning:

a)	On December 3, 2009, we successfully registered a trademark (No. TMA754,451) with the Canadian Intellectual Property office of Industry Canada for our name and design as follows:

b)
The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure.  Generally, in the MortgageBrokers.com model, our licensed agents earn 80-90% of received commission fees.  In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time, typically 5 to 8 years.  In practice, recruited mortgage sales agents execute an exclusive and confidential agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor.  The mortgage agents agree to operate under the terms of the sales agreement, the mortgage broker licensure, and brand of the Company and allow the Company to earn typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services.  No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business.  The Company does not have an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

c)
Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume.  In summary, and on a pro rata basis, Maxwell has the opportunity to earn 3,000 warrants (1 warrant convertible to 1 share) for every $10,000,000 in funded mortgage origination that were a result of a Maxwell referral annually.  Warrants earned between 2006 through 2011 are fully earned and vested assuming our agreement is in good standing with Maxwell on December 31, 2011.  To-date the Company has not issued any warrants to Maxwell related to this program.  At December 31, 2009, the Company accrued stock-based compensation payable to Maxwell. The accrual related to mortgage referral was comprised of 31,330 common shares at $0.04 per share. The valuation of such accrual was based upon the December 31, 2009 closing price of the Company’s stock and resulted in a payable to Maxwell equal to $1,253.  To date, no stock warrants have been issued to Maxwell or its sales agents pursuant to this program.  The Company is preparing to finalize the plan for registration purposes.

d)
The Company became a franchisor in the fall of 2008 offering franchise opportunities to the mortgage broker market place across Canada.  In 2009, the Company sold one franchise which held a long term agreement (5 years) with a financial planning team who wished to expand their product offering to the market place and secure the territory.  The Company will continue to aggressively sell franchise opportunities in Canada to stabilize it’s long term book of business and resulting revenue streams.

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

As required for licensure in some Canadian provinces, our organization maintains an errors and omissions liability insurance policy through Encon Group Inc. The policy covers the organization and its national network of mortgage agents from legal claims that brokers are exposed to on a daily basis.  Our current policy provides coverage up to CDN $5 million per incident and up to CDN $10 million in aggregate.

The Company became a Canadian franchisor near the end of 2008.  The franchisor disclosure regulations are provincially regulated.  In Ontario, for instance, franchisors are regulated by the Arthur Wishart Act (R.S.O., 2000).  Compliance to the Ontario act generally guarantees compliance in the Province of Alberta.

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

Canada Revenue Agency issued a Notice, pursuant to the passing of Bill C-9, the Jobs and Economic Growth Act in February 2010 that discussed modifications to the definition of “Financial Services” as it applies to the current 13 percent Canadian Harmonized Goods and Services Tax (“GST/HST”).  Prior to this year, financial services agents (like mortgage brokers, insurance agents, financial advisors, etc.) were GST exempt.  Finance’s legislative proposals would generally apply to services provided after December 14, 2009 and retroactively to past transactions in certain circumstances.  The CRA has taken the position that it can generally assess taxpayers based on such proposals even before they become law.  CAAMP says this notice raises “important and serious questions on the definition of GST/HST exempt financial services (mortgage brokers presently fall into that category, as do insurance brokers and financial advisors).  CAAMP has engaged its auditors, KPMG, to seek clarification, and has also been in contact with officials in Ottawa.  The concern is that broker compensation could potentially be subject to a 13 percent GST/HST tax on all revenue payable to Revenue Canada.  CAAMP says it will oppose that interpretation “in the strongest possible way.”  It is expected that a final determination on this issue could come by May or June of 2010.  If GST/HST were ever to apply to mortgage brokers, there are various possible implications:

•	lenders would potentially have to pay GST/HST on the placement fees they pay brokers;
•	lenders would probably not want to absorb this cost so brokers could end up making less per deal;
•	lower compensation would reduce broker ranks to some degree which would result in fewer choices for consumers;
•	lower compensation could reduce brokers’ incentive to discount interest rates which would result in higher costs to consumers;
•	customers would need to pay GST/HST on broker fees that they pay for commercial, sub-prime or private financing;
•	the new tax would create a significant administrative cost for brokers and brokerage firms alike; and,
•	the new tax could create an un-level playing field for brokers as compared to a lender’s owned in-house broker sales force which would likely not be subject to GST/HST.

Research and Development Activities in Past Two Years

None.

Environmental Compliance Costs and Effects

None.

Employees

At December 31, 2009, our Company had 15 full-time employees and 1 full-time contract staff for a total of 16 full-time staff.

ITEM 1A.  RISK FACTORS

We are exempt from this reporting because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are exempt from this reporting because we are a smaller reporting company.

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

The Company negotiated and executed a lease for its corporate office in Glace Bay, Nova Scotia, Canada, and is party to a twelve (12) month lease which commenced November 1, 2009.

ITEM 3.  LEGAL PROCEEDINGS

On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc., its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.

In January 2007, the Company filed a statement of defence, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN $748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.

On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding the Company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and its subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party, to be encumbered with a financial arrangement.  For the period ending December 31, 2009, the Company recorded in the statement of operations a recovery of legal judgement in the amount of $757,521.

The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favour of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

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

2009	High	Low
First Quarter	$0.12	$0.06
Second Quarter	$0.16	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.10	$0.04

2008	High	Low
First Quarter	$0.31	$0.08
Second Quarter	$0.15	$0.08
Third Quarter	$0.24	$0.07
Fourth Quarter	$0.41	$0.10

Holders

On December 31, 2009, there were 333 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2009 in accordance with an equity compensation plan including individual compensation arrangements:

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

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2010, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2010. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2010.  Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

Recent Sales of Unregistered Securities

The Company has routinely issued unregistered restricted stock in exchange for cash, services, compensation and assets.  The relative pricing of our stock was valued during negotiations, and was predicated on the market price at the time the sale, purchase or contract was executed.  The following summarizes these issuances over the past three years:

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

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock.  They were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions

2007

On July 7, 2007, the Company issued 125,000 restricted (Rule 144) common shares at a price of $1 per share and having similar rights and obligations pursuant to the terms of the 2006 Private Placement offered to executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc, all third parties. These shares rights were assigned to the new subscribers by the initial subscribers of the 2006 PPM. These shares were issued in anticipation of the initial participants shares being cancelled. The private placement shares were issued in reliance on the exemption under Regulation D, Rule 506 and Regulation S of the Securities Act of 1933, as amended (the “Act”), as described heretofore.  The shares were issued at $1.00 per share, the offered price in the private placement which closed on June 9, 2006.

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

2009

None

Repurchases of Securities

No repurchases were made by our Company or an affiliate in a month within the fourth quarter of the fiscal year 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are exempt from reporting this item as a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the fiscal years ended December 31, 2009 and 2008.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2009 and notes thereto appearing elsewhere in this Form 10K.

Significant Accounting Policies and New Pronouncements

The following are the most significant accounting policies that have a substantive impact on the underlying discussions and analysis:

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

Share-based Payment

The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees.  The Company applies the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price.  ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 11 of the accompanying audited consolidated financial statements.

The following are new pronouncements in accounting policies that may affect the company’s accounting policies:

Recent Accounting Pronouncements

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

Liquidity

At December 31, 2009, we had $2,012,964 in cash; $2,767 in restricted cash comprised of referral fees held in trust for the Retirement Savings Plan accounts owned by RE/MAX sales agents (the funds will be released upon the completion of certain administrative agreements); $19,236 in prepaid expenses, $106,935 in equipment and $1,968 in capital leased equipment totalling $2,143,870 in assets.  Comparatively, at December 31, 2008, we had $1,262,321 in cash, $17,848 in restricted cash comprised of referral fees held in trust for the Retirement Savings Plan accounts owned by RE/MAX sales agents (the funds will be released upon the completion of certain administrative agreements); $116,211 in prepaid expenses, $112,184 in equipment and $2,424 in capital leased equipment, totalling $1,510,988 in assets.

At December 31, 2009, we had $1,987,786 in accounts payable and accrued liabilities related to mortgage agent commission fees payable for deferred revenue, bank indebtedness equal to $65,104, employee tax deductions payable equal to $219,759, related party loans payable equal to $359,138 accrued stock-based compensation equal to $98,199, notes payable to an unrelated third party equal to $65,104, and commissions payable equal to $2,767.  Total liabilities equalled $2,732,753.  Comparatively, at December 31, 2008, the Company had accounts payable and accrued liabilities equal to $1,918,178, bank indebtedness equal to $117,385, employee tax deductions payable equal to $275,317, related party loans payable equal to $129,425, commissions payable equal to $17,848 lease obligations due equal to $1,624 accrued stock-based compensation equal to $432,971 and notes payable to an unrelated third party equal to $129,425.  Total liabilities equalled $2,892,748.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2008:

a)	Cash and cash equivalents increased by 59% from 2008 to $2,012,964. This was primarily due to an increase in Work in Progress and a marginal increase in working capital resources.

b)
Prepaid expenses decreased by 84% from 2008 to $19,236.  There is no trend in pre-paid expenses and pre-paid expenses are based on the amount in a given point in time based on current business activities at that time.

c)	Bank indebtedness decreased by 45% to $65,104, as compared with 2008. This decrease is related to the Company effort to pay off its credit facility.

d)	Accounts payable and accrued liabilities increased by 4% to $1,987,786 as compared with 2008.

e)	The Company paid-down its employee taxes payable (December 31, 2009: $219,759) by approximately $55,000 through 2009.

f)
Stock-based compensation accruals fluctuate year to year.  The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence.  Thus, it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

g)	Advances from a related party increased 177% to $359,138, as compared with 2008.

Capital Resources

Total revenue for the period ending 2009 was $16,851,224. The Company realized net cash from operating activities of $355,825 or 2% of total revenue.  While the Company has grown total revenue by 7% from 2008 to $16,851,224, net cash from operating activities has not appreciably improved between the periods as we spend cash resources to fuel our growth.  The Company increased its total cash and cash equivalent position at the end of 2009 by $750,643 or 59% as compared to the beginning of 2009.  In the event of unforeseen impacts to cash flow or until the Company increases its revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders as the company’s fall-back position to meet working capital requirements if required.

Results of Operations

The following summarize material trends and outlooks related to our comparative income statement:

1)           Gross revenue increased by 7% from 2008 to $16,851,224;

2)           Operating expenses decreased in 2009 by 2% to $15,983,350 as compared with 2008; and,

3)           We reported earnings of $867,874 in 2009 as compared to a net loss of $492,593 in 2008.

Unusual or Infrequent Events that affect Reported Income

a)
The Company cancelled its employee stock-based compensation program at the end of 2009 and the majority of staff cancelled their outstanding stock-based compensation and accruals.  The Company cancelled employee stock-based accruals in the amount of $264,993 in the reporting period.

b)
For the period ending December 31, 2009, the Company recorded in the statement of operations a recovery of legal judgement in the amount of $757,521.  On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``)  its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.  In January 2007, the Company filed a statement of defense, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN $748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.  On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding the Company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and its subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party, to be encumbered with a financial arrangement.  The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

c)
Financial market conditions in 2008 may have had a negative impact on the market for our securities as a perceived mortgage finance company.  If so, this would have had a negative impact on the market price of our securities which has a direct impact on reducing and reversing stock-based accrual expenses for 2008.

Revenue Trend Analysis

Gross revenue in 2009 increased by 7% from 2008 to $16,851,224 and was likely affected by the recession as this has been the Company’s slowest rate of growth year over year reported since inception.  Management believes our revenue growth experienced between 2008 and 2009 was directly related to mortgage agent recruitment accomplishments, the organic growth of our existing agent’s books of business and improved revenue management.

As discussed in more detail in Item 1 within this Form 10-K, our sales management team increased the number of our mortgage agents by 11% in 2009 as compared to 2008 which would have had a positive impact to top-line growth numbers through augmenting any lack of performance in our existing book due to recessionary pressures.

The following summarizes the factors that affect our revenue and their associated trends:

1.
Currently, revenue for the Company can be divided into three streams:  broker fees charged predominately to private lender customers or commercial lender customers where-in the lender does not pay an origination commission fee; origination commission fees paid by most lenders and trust institutions, and creditor life insurance commissions paid by the insurance carrier.  The Table below summarizes revenue for the last three fiscal periods by revenue stream:

REVENUE ORGANIZED BY REVENUE STREAM (CDN $)

	YE 2006		YE 2007		YE 2008		YE 2009
	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)
		(bps)		(bps)		(bps)		(bps)
Broker Fee Revenue	$158,487	3.9	$278,098	2.4	$713,814	4.8	$1,041,606	5.98
Origination Commission Revenue	$4,404,290	108.8	$10,611,556	89.8	$15,739,449	106.6	$17,799,242	102.2
Insurance Revenue	n/a		$128,050	1.1	$392,813	2.7	$372,774	2.14
Total Revenue	$4,562,777	112.7	$11,017,704	93.3	$16,846,076	114.1	$19,213,622	110.31
Funded Origination Volume	$404,805,308		$1,181,255,045		$1,476,237,926		$1,741,860,068

a.
Approximately 93% of the Company’s revenue in 2009 came from origination commission fees, 5% came from broker fees and 2% came from insurance commission fees.  This break-down has been relatively consistent over the recent past, although the greatest rate of growth, year over year, has been in broker fee commission revenue (46% in 2009 over 2008) and origination commission revenue (13% in 2009 over 2008).  The pricing structure of each revenue stream has remained consistent between periods.

b.
In 2008, the Company received approximately 102 basis points from lenders such as banks and trust companies who pay the Company an origination commission fee.  This represents a decrease of 4% of the basis point revenue for origination commission fees reported in 2008 likely associated with a general lack of streaming of deal flow to optimize lender commission premiums associated with volume thresholds.

c.
We currently earn additional commission revenue through the referral and placement of creditor insurance with Benesure Canada Inc.  The Company earns revenue in the form of an upfront fee as well as an on-going trailer fee.  In 2009, the Company earned CDN $372,774 from creditor insurance sales which is a notional decrease to sales reported in 2008 and likely associated with recessionary pressures whereby consumers do not want to invest in creditor insurance.

2.
In 2008, approximately 71% of the Company’s revenue came from multi-product depository banks and trust institutions.  23% of the Company’s revenue came from monoline lenders who have a single product offering and sell exclusively through the mortgage broker sales channel.  6% of our revenue comes from broker fees associated with private lenders.  This break-down has been relatively consistent over the past three years, although the fastest growing category is origination with private lenders (62% growth in 2009 over 2008) versus the slowest growing category being origination through monoline lenders (4% growth in 2009 over 2008) – possibly attributed to declining credit conditions within the general economy and a loss of some monoline lenders in the marketplace.  Our contracted mortgage brokers are required to find the best terms for a customer that meet the customer’s needs.  The Company has no control over directing associated deal flow.  In general, the Company earns its highest fees from private lenders.  The Table below summarizes revenue for the last three fiscal periods by lender category:

REVENUE ORGANIZED BY LENDER CATEGORY (CDN $)
	F2006	F2007	F2008	F2009
LENDER CATEGORY
DEPOSITORY BANKS & TRUSTS (27*)	$3,446,518	$8,629,309	$11,623,314	$13,450,421
MONOLINE LENDERS (26*)	$983,121	$1,990,521	$4,187,297	$4,340,545
PRIVATE LENDERS (24*)	$133,138	$269,824	$642,652	$1,041,606
TOTALS:	$4,562,777	$10,889,654	$16,453,263	$18,832,573

*:	Number of lending institutions

3.
The Company operates two sales channels for originating mortgages.  Approximately 96% of our mortgage origination volume is sourced directly through our mortgage broker sales channel which consists of 430 mortgage agents (as further described in Item 1 of this Form 10-K).  Approximately 4% of our mortgage origination volume in 2009 was sourced through our real estate sales channel wherein the Company established regional referral contracts with strategic alliance partners RE/MAX in Eastern Canada and Maxwell in Western Canada (as further described in Item 1 of this Form 10-K).  In general, the Company, as well as its agents, in aggregate, earn up to 30 basis points less when deal flow is sourced through a strategic alliance partner via the real estate sales channel.  The long term intended trade-off is that the Company expects to source significant mortgage origination volume through the real estate channel, although this is currently being monitored for substantiation purposes.  The reported drop in mortgage originations sourced through our real estate sales channel from 2008 to 2009 is likely associated with our termination of the RE/MAX agreement in June 2009 as previously described.  The Table below summarizes mortgage origination by sales channel over the past three years:

Company Mortgage Origination Summarized by Sales Channel (CDN $)

CHANNEL	YE 2006	YE 2007	YE 2008	YE 2009
Mortgage Broker Sales Channel	$371,521,881	$1,025,316,928	$1,318,536,854	$1,678,825,663
Real Estate Sales Channel	$33,283,427	$155,938,117	$157,701,073	$63,034,405
GRAND TOTAL	$404,805,308	$1,181,255,045	$1,476,237,927	$1,741,860,068

4.	The Table below summarizes mortgage origination by sales territory across Canada over the past three years and we provide the following comments:

Company Mortgage Origination summarized by Sales Territory (CDN $)

TERRITORY	YE 2006	YE 2007	YE 2008	YE 2009
Ontario	$248,985,153	$737,109,325	$1,023,862,909	$1,339,030,063
Alberta	$146,432,515	$362,226,815	$320,782,600	$286,235,237
Atlantic Canada	$9,387,640	$81,918,905	$131,592,418	$116,594,768
GRAND TOTAL	$404,805,308	$1,181,255,045	$1,476,237,927	$1,741,860,068

a.	77% of our volume in 2009 was originated from the Province of Ontario, 16% our volume in 2009 was originated from the Province of Alberta and 7% our volume in 2009 was originated from Atlantic Canada;

b.	Commission fees (as described in section 1 heretofore) do not vary by geographical region as our lenders are typically federally chartered and offer the same service in each territory;

c.
There is no difference in per unit revenue on a basis point basis for origination from one sales territory to another, although the size of mortgages, in general, are greater in Alberta and Ontario than Atlantic Canada;

d.
The Company has experienced the greatest consistent growth in mortgage origination across Ontario.  Management believes that the downturn in mortgage origination volume in Alberta and Atlantic Canada in 2009 over 2008 was because these regions were most affected by a market downturn first in Canada related to the North American economic recession in 2008 and 2009.

e.	The Company is able to manage its regional sales management expenses roughly in proportion to the respective revenue distribution by territory.

Expense Trend Analysis

The Company’s operating expenses decreased in 2009 by 2% over 2008 primarily due to two one time expense recoveries during the period.  The primary components that comprise the Company’s operating expenses are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation for which the following trends are observed by management:

•	89% of the operating expenses in 2009 were associated with agent commissions. Agent commission fees as a percent of revenues were fairly consistent between periods increasing by 1% from 2008 to 2009.

•
10% of the operating expenses in 2009 were associated with salaries and benefits.  Costs associated with Salaries and Benefits increased by 43% compared to 2008 as the company invested in attracting and retaining a strong management team to help in the company’s growth.

•	General and administrative expenses were fairly consistent between periods decreasing by 0.69% from 2008 to 2009.

•	Occupancy costs decreased 11% from 2008 to $142,521 and is related, in part, to an increase in the Canadian dollar relative to the U.S. dollar.

Off-Balance Sheet Arrangements

None

Tabular Disclosure of Contractual Obligations

We are exempt from this reporting as a smaller reporting company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exempt from reporting this item as a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-2.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following describes changes in and disagreements with accountants on accounting and financial disclosures through 2008 and 2009:

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure, due to the Company’s limited internal resources and lack of ability to have multiple levels of transactional review.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to the Company’s limited internal resources and lack of ability to have multiple levels of transactional review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2009, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Registrant Director and Executive Officer

The following table sets forth, as of April 19, 2010, the name and age of our sole director and executive officer.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	37	President, CEO, CFO, Chief Accounting Officer and sole Director

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

Significant Contributing Management

The following table sets forth, as of April 19, 2010, the names and ages of our Canadian operations management team.

Name	Age	Position
Dong Lee	37	Vice President of Operations
Robert Hyde	46	Vice President of Finance & Administration
Daniel Putnam	53	President of Sales - Canada
Diana Soloway	45	Chief Strategy Officer
David Mercer	50	Vice President of Sales-Alberta

Business Experience

The following summarizes the occupation and business experience of our Canadian operations subsidiary management team:

Dong Lee, Vice President of Operations

Dong Lee has been vice president of operations at our Company’s Canadian subsidiary since joining us in April, 2005.  Mr. Lee is responsible for managing our mortgage agent and referral commission and compliance operations and responsible for overall business model development.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

See Item 3 of this form 10-K.

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

Compliance with Section 16(A) of the Exchange Act

Mr. Haditaghi has yet to file a Form 5 for 2009 but plans to in the very near future.

ITEM 11.  EXECUTIVE COMPENSATION

The following summarizes the Companies named officer and director, as identified in Item 10 of this Firm 10-K, compensation:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2009 2008	$4,752 $31,074	263,158 0	0 0	0 0	0 0	0 0	0 0	$267,910 $31,074

Footnotes:

1:  The executive’s base salary was paid in Canadian dollars.  In Canadian dollars, the base salary was $33,125 in 2008 and $5,417,125 with a bonus of $300,000 in 2009.  It was converted to USD for presentation in the table as required using the conversion factor (USD $1.0 = CDN $1.066), the annual average exchange rate for 2008 as reported by the Bank of Canada.  The annual average exchange rate for 2009 as reported by the Bank of Canada was USD $1.0 = CDN $1.14.

Narrative Disclosure to the Summary Compensation Table

The employment agreements for executive officers are presently being prepared.  The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2010.  The company is currently in the process of preparing employment agreements which are expected to be executed in 2010.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END TABLE
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

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at December 31, 2009, no options to Company employees, officers or directors are outstanding.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (1)

Alex Haditaghi	26,734,000	62.2%

All executive officers and directors as a group	26,734,000	62.2%

 (1) Based on 42,976,548 shares of common stock issued and outstanding as of December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2009, the controlling shareholder and Chief Executive Officer of the Company had advanced $359,138 (December 31, 2008 - $129,425) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2009, we have incurred $69,535 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2008, we had incurred $43,641 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2008, there were no other audit related fees.

Tax Fees

To-date, for the Company's fiscal year ended December 31, 2008, the Company has not incurred expenses for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

ITEM 15.  REPORTS ON FORM 8-K

May 22, 2009 (period: May 13, 2009)	Termination of a Material Definitive Agreement

On May 13, 2009, MortgageBrokers.com Holdings, Inc. (the “Company”) gave notice to RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) that the Company intends to terminate its agreement with RE/MAX on June 12, 2009 in accordance with the provisions of the agreement.

July 14, 2009 (period: July 08, 2009	Other Events

On July 8, 2009, a full and final settlement agreement (“The Agreement”) was executed between Trisan Equitable Corporation and the MortgageBrokers Group regarding the prior summary judgment awarded to Trisan against the parties and all outstanding and related matters on October 3, 2007.

PART IV

ITEM 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Dated: April 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 19, 2010
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 AND 2008

-F1-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CONTENTS

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income (Loss)	F5

Consolidated Statements of Stockholders' Deficit	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-28

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), statements of stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 21, the accompanying 2008 consolidated financial statements have been restated.

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

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants
TORONTO, Canada
April 14, 2010

-F3-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and December 31, 2008
	2009	2008 Restated (Note 21)
ASSETS
Current Assets
Cash and cash equivalents	$2,012,964	$1,262,321
Referral fees held in trust – restricted(note 3)	2,767	17,848
Prepaid expenses	19,236	116,211
Total Current Assets	2,034,967	1,396,380
Equipment, net (note 4)	106,935	112,184
Equipment Under Capital Leases (note 5)	1,968	2,424
Total Assets	$2,143,870	$1,510,988
LIABIL ITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$65,104	$61,244
Accounts payable and accrued liabilities (note 7)	1,987,786	1,918,178
Advances from related party – current portion (note 8)	359,138	84,425
Trust liability (note 3)	2,767	17,848
Employee tax deductions payable (note 9)	219,759	275,317
Obligation under capital leases (note 10)	-	1,624
Stock-based compensation accrual - current portion (note 11a)	19,720	41,562
Employee stock-based compensation accrual (note 11b)	1,650	266,642
Total Current Liabilities	2,655,924	2,666,840
Bank Indebtedness	-	56,141
Advances from related party(note8)	-	45,000
Stock-based Compensation Accrual (note 11c)	76,829	124,767

Total Liabilities	2,732,753	2,892,748
Commitments and Contingencies (notes 1 and 18)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2008: 42,976,548) issued and outstanding (note 12)	4,298	4,298
Additional Paid-in Capital	5,858,352	5,923,372
Additional Paid-in Capital - Warrants (note 13)	335,183	489,243
Subscription (Cancellation) of Stock	(220)	8,240
Subscription Receivable (note 14)	-	(227,540)
Treasury Stock (note 15)	(25,234)	(25,234)
Accumulated Other Comprehensive Income	142,605	213,407
Accumulated Deficit	(6,903,867)	(7,767,546)
Total Stockholders' Deficit	(588,883)	(1,381,760)
Total Liabilities and Stockholders' Deficit	$2,143,870	$1,510,988

(The accompanying notes are an integral part of these consolidated financial statements.)

-F4-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2009, and 2008

	2009	2008
		Restated
		(Note 21)

Revenue	$16,851,224	$15,802,861

Expenses
Commission and agent fees	14,287,627	13,314,374
Salaries and benefits	1,668,413	1,186,658
General and administrative expenses	949,102	942,602
Employee stock-based compensation (note 11b)	(264,993)	684,197
Legal judgement (note 7)	(757,521)	-
Stock-based compensation (note 18a, 18b, and 18c(i))	(47,938)	(25,052)
Stock-based compensation (note 18c(ii))	(21,842)	(6,549)
Stock-based compensation for services	-	6,479
Occupancy costs (note 16)	142,521	159,317
Depreciation expense	27,981	33,428

Total Operating Expenses	15,983,350	16,295,454

Income (Loss) from Operations	867,874	(492,593)

Other Expenses
Interest, Finance and Other Expenses	(4,195)	(26,759)

Income (Loss) Before Income Taxes	863,679	(519,352)

Provision for income taxes (note 17)	-	-

Net Income (Loss)	863,679	(519,352)

Foreign Currency Translation Adjustment	(70,802)	246,416

Total Comprehensive Income (Loss)	$792,877	$ (272,936)

Net Income (Loss) per Share – Basic (note 19)	0.02	(0.01)
Net Income (Loss) per Share - Diluted (note 19)	0.02	(0.01)

Weighted Average Number of Shares Outstanding - Basic During the Year	42,976,548	39,713,425

Weighted Average Number of Shares Outstanding - Diluted During the Year	46,300,265	39,713,425

(The accompanying notes are an integral part of these consolidated financial statements.)

-F5-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2009 and 2008 (Restated)

	Common Shares	Stock Amount	Accumulated Additional Paid-In Capital( Restated Note 21)		Additional Paid-In Capital - Warrants	Subscription (Cancellation) Of Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)(Restated Note 21)		Accumulated Deficit(Restated Note 21)	Total Stockholders' Deficit(Restated Note 21)
Balances at December 31, 2007	38,466,470	$3,847		$3,424,264	$622,211	$64,086	$(227,540)	$(25,234)	$(33,009)		$(6,156,468)	$(2,327,843)
January 1, 2008-Rere
To adjust for							-
Restatement (note 21)	-	-		495,675	-	-		-	-		(1,091,726)	(596,051)

Shares issued for services:
February 5, 2008 – Issued for $0.191 per Share (note 12)	50,000	5		9,545	-	-	-	-	-		-	9,550
September 11, 2008 – Issued for $0.11 per Share (note 12)	3,272,500	327		1,670,538	-	-	-	-	-		-	1,670,865
September 11, 2008 – Issued for $0.11 per Share (note 12)	490,500	49		53,906	-	-	-	-	-		-	53,955
December 16, 2008 – Issued for $0.16 per Share (note 12)	500,000	50		79,950	-	-	-	-	-		-	80,000
Exercise and expiry of Warrants:
July 9, 2008, (note 13)	-	-		132,968	(132,968)	-	-	-	-		-	-
October 20, 2008 – Issuance of stock (note 12)	150,000	15		43,485		(43,500)						-
October 21, 2008 – Issuance of stock (note 12 )	47,078	5		13,041		(13,046)						-
Subscription for Stock	-	-		-	-	700		-	-		-	700
Foreign currency translation adjustment	-	-		-	-	-	-	-	246,416		-	246,416
Net loss for the year	-	-		-	-	-	-	-	-		(519,352)	(519,352)
Balances at December 31, 2008	42,976,548	$4,298		$5,923,372	$489,243	$8,240	$(227,540)	$(25,234)	$213,407		$(7,767,546)	$(1,381,760)
September 30, 2009- subscription receivable; adjustment (note 14)	-	-		(211,540)	-	(8,460)	220,000	-	-		-	-
September 30,2009- warrant subscription adjustment(note 14)				-	(7,540)	-	7,540	-	-		-	-
September 30, 2009- expiration of warrants(note 13)	-		-	146,520	(146,520)	--	-	-		-	-	-
Foreign currency translation adjustment	-	-		-	-	-	-	-	(70,802)		-	(70,802)
Net Income for the year		-		-	-	-	-	-	-		863,679	863,679
Balances at December 31, 2009	42,976,548	$4,298		$5,858,352	$335,183	$(220)	$-	$(25,234)	$142,605		$(6,903,867)	$(588,883)

(The accompanying notes are an integral part of these consolidated financial statements.)

-F6-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year Ended December 31, 2009 and 2008

	2009		2008
Cash Flows from Operating Activities			Restated (Note 21)
Net income(Loss)		$863,679	$(519,352)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation		27,981	33,428
Stock issued for services		-
Employee stock-based compensation		(264,993)	684,197
Recovery of legal judgment		(757,521)	-
Stock-based compensation accrual		(69,780)	(25,122)
(Increase) decrease in net assets:
Referral fees held in trust		(16,588)	(27,088)
Prepaid expenses		104,646	13,975
Accounts payable and Employee tax deductions payable		451,901	44,233
Trust liability		16,588	27,088

Net Cash provided by Operating Activities		355,913	231,359

Cash Flows from Investing Activities
(Purchase) of equipment, net		(5,776)	(16,039)
Net Cash used in Investing Activities		(5,776)	(16,039)
Cash Flows from Financing Activities
(Repayments of) obligations under capital leases		(1,742)	(3,020)
Repayment of advances from related party		222,846	(41,266)
Subscription for stock		-	700
(Decrease) in bank indebtedness		(65,703)	(5,104)

Net Cash provided by (used in) Financing Activities		155,401	(48,690)

Net Increase in Cash and Cash Equivalents		505,538	166,630

Effect of exchange rates on cash and cash equivalents		245,105	264,839

Cash and Cash Equivalents - Beginning of Year		1,262,321	830,852

Cash and Cash Equivalents - End of Year		$2,012,964	$1,262,321
Supplemental Cash Flow Information
Interest paid		$4,195	26,759
Income taxes paid	$		$-

(The accompanying notes are an integral part of these consolidated financial statements.)

-F7-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	Nature of Business and Going Concern

Nature of Business

MortgageBrokers.com Holdings, Inc., and Subsidiaries (the “Company”) was organized under the laws of the State of Delaware on February 6, 2003.

Mortgage brokerage operations are presently conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company), MortgageBrokers.com Financial Group of Companies, Inc., MBKR Franchising Inc.  and MBKR Holdings Inc. (Canadian federal companies), in Canada only.   The planned operations of the Company consist of becoming a financial services company centered around mortgage finance, brokerage, sales and consulting in Canada, the United States and the European Union (“E.U.”).

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2009, the Company generated net income of $863,679 (2008 a loss of $ (519,352).  Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

-F8-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

-F9-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

     f)    Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accounts payable and accrued liabilities, advances from related party  and all other current liabilities and long term debt approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the  Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

g)         Impairment of Long-lived Assets

In accordance with ASC 360-10-05 (formerly SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. As described in note 1, the long-lived assets have been valued on a going concern basis; however, substantial doubt exists as to the ability of the Company to continue as a going concern. If the Company ceases operations, the asset values may be materially impaired.

 h)         Share-based Payment

The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price.   ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in note 11.

-F10-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

              i)         Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, (formerly SFAS No. 109), Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the year increased or decreased by the change in deferred tax assets and liabilities during the year.

j)         Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus potentially dilutive securities (if dilutive) related to stock options and warrants for the year.

k)         Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC 830-10,(formerly SFAS No. 52), “Foreign Currency Translation”.  The Company’s functional currency is the Canadian dollar. All assets and liabilities are translated into United States  dollars using the exchange rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

l)         Comprehensive Income or Loss

The Company adopted ASC 220-10, (formerly SFAS No. 130) which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715-10 (formerly SFAS No. 87). ASC 220-10 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

-F11-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

m)         Concentration of Credit Risk

ASC 815-10, (formerly SFAS No. 105) “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

-F12-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont'd)

In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have a  material impact on the Company’s consolidated financial statements.

3.	Referral Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program is fully established for new entrants to the program. It is expected that these funds will be deposited into the respective agents' RRSP’s during 2010.

-F13-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

4.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Depreciation	2009	2008

Furniture and equipment	$175,338	$92,217	$83,121	$87,936
Computer equipment	33,676	19,474	14,202	12,751
Leasehold improvements	19,533	9,921	9,612	11,497

	$228,547	$121,612	$106,935	$112,184

5.	Equipment Under Capital Leases

	2009	2008
Computer equipment	$6,748	$5,819
less: accumulated depreciation	(4,780)	(3,395)

	$1,968	$2,424

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of $150,000 CDN. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, and is collaterized by a general security agreement in all assets except real property.   On November 20, 2008, the credit facility was converted to a 24 month term loan whereby the Company pays principal of CDN $6,250 per month plus interest at the Royal Bank of Canada prime plus 1.5% per annum.

-F14-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

7.	Accrued Legal Judgment

On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``)  its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CDN $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.

In January 2007, the Company filed a statement of defense, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN $748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.

On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding the Company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and its subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party,   to be encumbered with a financial arrangement.  For the period ending December 31, 2009, the Company recorded in the statement of operations a recovery of legal judgement in the amount of $757,521.

The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.  The company had accrued for this legal judgment plus interest in 2007.  Upon the  settlement of this judgment, the Company reversed the accrual and recorded a recovery to the statement of operations in 2009.

8.	Advances from Related Party

As of December 31, 2009, the controlling shareholder and Chief Executive Officer of the Company had advanced $359,138 (2008 - $129,425) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

9.	Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $5,000.  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. These afore-mentioned conditions are related to paying all ongoing collected employee payroll tax deductions to CRA in a timely manner on a go forward basis as well as communicating with CRA on a regular and ongoing basis with respect to the Company’s financial condition via forwarding copies of our quarterly and year end financial reports as well as keeping CRA informed with respect to our efforts in securing financing.  To date, the company has maintained in good standing the terms of its agreement with CRA.  The liability currently bears interest at 9% annually.

-F15-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

10.	Obligation Under Capital Leases

The obligation under capital leases bear interest at approximately 30% per annum. Future minimum lease payments under the capital leases expiring December 31, 2009 together with the balance of the obligation under capital leases is as follows:

	2009	2008
2009	-	2,212

Total minimum lease payments	-	2,212

Less: amount representing interest at approx. 30%	-	(588)

Total obligation under capital leases	-	1,624

Less: current portion	-	(1,624)

Long-term portion	$-	$-

11.	Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of December 31, 2009, the Company has accrued, as stock-based compensation payable, 493,000(2008 – 377,838) common shares at a price of $0.04(2008 - $0.11) per share for a total of $19,720 (2008 - $41,562) payable to the parties referred to in note 18c( ii).

b.
As of December 31, 2009, the Company has accrued employee stock-based compensation of 15,000 (2008- 628,611) common shares for a total of $1,650 ( 2008 - $266,642) under its Equity Compensation Plan referred to in note 12.  In December 2009, employees agreed to return and cancel all previously issued stock  and cancel all 2009 Employee stock based compensation in regards to employee stock based compensation. Employee stock based compensation is valued at the fair market value at the date of grant.   The stock certificates will be returned to the company and will be cancelled subsequent to December 31, 2009. The employee stock based compensation included a recovery of stock compensation expense of $669,928 and is netted against the  2009 expense of $ 404,935 on  the statement of operations.

c.
As of December 31, 2009, the Company has accrued, as stock-based compensation 1,970,729 (December 31, 2008 – 1,134,242) common shares at a price of $0.04 (December 31, 2008 - $0.11) per share for a total of $76,829 (2008 - $124,767) payable to the parties referred to in note 18a, 18b and 18c.

-F16-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2009.

Common Stock

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

i.
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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	2009	2008

Number of Warrants Outstanding at Beginning of Period:	1,267,482	1,682,976
Number of Warrants Exercised:	-	10,000
Warrants Expired:	422,494	405,494
Number of Warrants Outstanding at End of Period:	844,988	1,267,482

ii.
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

-F17-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the  Consolidated Financial Statements
December 31, 2009 and 2008

12.	Capital Stock(cont’d)

The following is a summary of stock-based compensation issuances associated with our January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006:

YEAR	Date of Issue	Anniversary Stock Issued	Price	Value
2007	July 7, 2007	478,000	$0.42	$200,760
2008	September 11, 2008	490,000	$0.11	$53,955
Subtotal		968,000

Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at December 31, 2009, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

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

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2009, no options had been issued under this plan. The disclosures made in the

-F18-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

12.	Capital Stock(cont’d)

2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of December 31, 2009. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2010. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

-F19-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

12.	Capital Stock (cont’d)

On September 11, 2008, the Company issued 3,272,500 shares of restricted (Rule 144) Company stock to its employees based upon draft employment agreements that are expected to be executed by December 31, 2009.  These shares have not been released and the release is pending the finalizing and execution of employment agreements.  These shares were issued under the Company’s Equity Compensation Plan.  The shares were issued at $0.11 per share, the market close share price on the date of issue. These shares will be returned back to the company as further discussed in note 11.

On December 16, 2008, the Company issued 500,000 shares of restricted (Rule 144) Company stock to a group of its mortgage agents based upon agreements.  These shares were issued under the Company’s Service Compensation Plan.  The shares were issued at $0.16 per share, the market close share price on the date of issue.

13.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of December 31, 2009, 233,078 of the warrants were exercised at an average price of $0.28.

During the year ended December 31, 2009,  422,494(2008-405,494) warrants expired with a value of $146,520 (2008-$132,468) and have been allocated to Additional Paid in Capital. As of December 31, 2009, 1,034,404 warrants have expired, 233,078 warrants have been exercised and 844,988 warrants remain outstanding and exercisable.

14.	Subscription Receivable

On June 9, 2006, the Company completed an offering in which it issued a total of 2,112,470 shares of its common stock to accredited investors including executives and franchisees of RE/MAX Ontario-Atlantic Canada Inc., at a price per unit of $1.00 for an aggregate offering price of $2,112,470. Payment of $1,870,169 was received during the year ended December 31, 2006 and promissory notes were executed for the balance of $242,301.  As of December 31 2009, $155,000 of the original promissory notes remains outstanding.  Due to the lack of fulfilling the terms of the promissory notes, two of the original participants’ shares, for a total of 125,000 shares, are in the process of being cancelled. On September 30, 2008 two new participants subscribed for 125,000 shares under the private placement and as of December 31, 2009, $60,000 of the new participants’ promissory notes have been paid and $65,000 remains outstanding.

-F20-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

14.	Subscription Receivable (cont’d)

In addition, as of December 31, 2008, 233,078 warrants issued under the private placement were exercised for a total value of $64,786, see note 12.  During the fourth quarter of 2008, the Company issued 197,078 shares in relation to the warrants exercised and paid. The un-issued warrants exercised are included in subscription for stock in the equity section of the balance sheet. As of December 31, 2008, $7,540 receivable on the exercise of the warrants was outstanding and was included in subscriptions receivable in the equity section of the balance sheet.  The shares underlying some of the warrants have not been issued to date due to non receipt of payment from the exerciser of the warrant.

As of December 31, 2009, the balance owing of the subscription receivable and subscription for stock was written off and the balance was allocated back to Additional Paid in Capital, Additional Paid in Capital-Warrants and subscriptions receivable.  The share certificates will be cancelled subsequent to December 31, 2009.

15.	Treasury Stock

During 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.

16.	Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  Please see note 18(f) for further details.

17.	Income Taxes

The Company has paid no federal, state or provincial income taxes. As of December 31, 2009, the Company had net operating loss carry forwards for federal income tax reporting purposes of $3,991,587 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,317,224	$1,500,053
Net book value and tax value differences	(34,392)	(35,434)
Valuation allowance for deferred income tax assets	(1,282,832)	(1,464,619)

Total deferred tax effect	$-	$-

-F21-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

17.	Income Taxes (Cont’d)

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 33% (2008 - 34%) rate to the provision for income taxes:

	2009	2008
Deferred Tax Provision:
Expected income tax (expense) benefit	$(285,014)	$171,386
Legal judgement	249,902	-
Stock based compensation	110,475	(217,495)
Valuation allowance	75,443	(46,109)

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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

Effective January 1, 2007, we adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through December 31, 2009.

-F22-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

-F23-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.	Commitments and Contingencies (Cont’d)

Series II Warrants

“Annual Volume”:	defined as the total mortgage origination volume executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

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

-F24-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.	Commitments and Contingencies (Cont’d)

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

c)    REMAX

The REMAX agreement was cancelled June 2009 and the following commitments are no longer applicable after June 30, 2009.

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

-F25-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

18.	Commitments and Contingencies (Cont’d)

Earnings Period:	Series IV warrants are earned in the first 3 years following the Effective Date

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

2010	$5,506
2011	$3,920
2012	$3,467

e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$8,341
2011	$10,010
2012	$3,337

f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.  The agreement is effective commencing April  1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$100,302
2011	$100,302
2012	$100,302

-F26-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
December 31, 2009 and 2008

18.	Commitments and Contingencies (Cont’d)

g)    In October 2009, the Company entered into a lease in Glace Bay, Nova Scotia, for maintaining the Company’s Atlantic Canada offices and records.  The lease agreement was effective November 1, 2009 for a one year term.  Committed annual payments for 2010 amounts to $2,840.

h)    Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

i)  Management is of the opinion that employee stock based compensation accrued under an employment contract is no longer owing to an employee who has left the company.  As at December 31, 2009, shares were potentially owing to employees who have left the company under employment contracts where the employees have not signed final releases of any amounts owing.  These common shares have not been accrued in these consolidated financial statements as there ultimate issuance is not determinable.

19.	Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	2009	2008
Weighted average number of common shares outstanding	42,976,548	39,713,425
Warrants	844,988	1,267,482
Stock Based Compensation payable (RE/MAX)	493,000	377,838
Stock Based Compensation payable (Other)	1,970,729	1,134,242
Stock Based Compensation payable (Employee)	15,000	628,611
Weighted-average number of diluted common shares outstanding	46,300,265	43,121,598

20.	Comparative Figures

Certain figures for the period have been reclassified to conform to the current period’s financial statement presentation.

-F27-

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
December 31, 2009 and 2008

21.	Restatement of Previously Issued Consolidated Financial Statements

A )  The Company has determined that its accounting treatment of employee stock based compensation was not in accordance with ASC 718.  As a result, the company has decided to adjust its accounting policy to reflect the fair market value of the employee stock based compensation at the date of grant per ASC 718.  As a result, the Company has restated its 2008 fiscal year.

B) The Company has determined that its accounting treatment of employee vacation pay was not consistent with its stated vacation pay accounting policy.  As a result, the Company has restated its 2008 fiscal year.

 All stock compensation expenses, accounts payable, accumulated deficit and stock compensations accruals which were recorded prior to 2008 have been adjusted as at January 1, 2008.  The adjustment to accumulated deficit as at January 1, 2008 was $1,091,726 with a $495,675 adjustment to accumulated additional paid in capital for a net adjustment to total shareholders’ deficit of $595,051.  The effect on the consolidated balance sheet, consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the year ended December 31, 2008 is as follows:

Consolidated Balance sheet	As reported	As restated	Adjustment
Accounts Payable	$1,948,009	$1,918,178	$(29,831)
Employee stock based compensation accrual	143,779	266,642	122,863
Additional Paid-in-Capital	4,116,807	5,923,372	1,806,565
Accumulated Deficit	(5,818,394)	(7,767,546)	(1,949,152)
Accumulated Other Comprehensive Income	163,852	213,407	49,555

Consolidated Statement of Operations and Comprehensive Income(Loss)
Employee stock based compensation expense	(153,506)	684,197	837,703
Net Income(Loss)	338,074	(519,352)	(857,426)
Salaries and benefits	1,166,935	1,186,658	19,723
Foreign Currency Translation Adjustment	196,861	246,416	49,555
Net Income(Loss) per share-basic	0.01	(0.01)	(0.02)
Net Income(Loss) per share-diluted	0.01	(0.01)	(0.02)

Consolidated Statement of Cash Flows
Net Income(Loss)	338,074	(519,352)	(857,426)
Employee stock based compensation	(153,506)	684,197	837,703
Accounts Payable	74,064	44,233	(29,831)
Effect of exchange rates on cash and cash equivalents	193,789	264,839	71,050

22.	Subsequent Events

Subsequent to December 31, 2009, the Company received signed agreements from various employees agreeing to cancel 4,085,000 common shares for Nil consideration and to terminate any past and future stock-based compensation accrual arrangements without further consideration.  The cancellation of the common shares will not have a material affect on the consolidated financial statements as the cancelled common shares will be recorded as a charge against the Additional Paid-in Capital when the cancellation occurs.

-F28-