Form 10-Q
period 2010-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2010-05-17
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 17, 2010
Common Stock, $.0001 par value	42,939,099

TABLE OF CONTENTS

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4T.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 1A	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities	6

Item 4.	(Removed and Reserved)	6

Item 5.	Other Information	6

Item 6.	Exhibits and Reports on Form 8-K	6

SIGNATURE		7

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-16.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending March 31, 2010 and 2009.  The following information should be read in conjunction with the consolidated financial statements for the periods ending March 31, 2010 and notes thereto appearing elsewhere in this form 10-Q.

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

As at March 31, 2010, we had 418 licensed mortgage agents operating across Canada.  As at March 31, 2010, our Company had 14 full-time employees and 1 full-time contract staff for a total of 15 full-time staff.

The Company’s corporate offices are at 11-260 Edgeley Boulevard, City of Vaughan, Ontario, CANADA, L4K 3Y4.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has a regional corporate office in Calgary, Alberta, and Glace Bay, Nova Scotia, Canada.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Gross revenue in our first quarter increased by 21% from that of 2009 to $3,117,297.  This relative trend is primarily associated with a material foreign exchange increase of approximately 20% in 2010 from 2009 that the Company was exposed to as all of our operations are currently in Canada.  In Canadian dollars, there was no appreciable difference in reported gross revenue between the first quarter of 2009 and that of 2010.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2009 with respect to geographic variations in margin or the absolute amounts of lenders commissions.

The Company’s operating expenses increased in the first quarter of 2010 by 24% over the same period in 2009 to $3,198,974.  Like revenue, the consolidated comparative decrease in total operating expenses is also affected by a 20 % increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first quarter in 2009 to that of 2010.  The primary components that comprise our operating expenses and contribute to trend are stock-based compensation, agent commissions, salaries and benefits, general and administrative expenses, and occupancy costs:

•
Due in part to a 8 % increase in our stock price between the closings of reporting periods, the Company reported an increase of $143,350 from the same period in 2009 in stock-based compensation accruals for services associated with our agents, strategic alliances and consultants to $84,612.  These accruals are valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends.  In aggregate, these charges were approximately 2.6% of the reported total operating expenses and the net sum decreased our reported net income accordingly.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our mortgage agents with those of our shareholders.  Management cancelled the employee stock-based compensation program in the fourth quarter 2009 and there were no employee stock-based compensation expenses accrued for in the first quarter of 2010.

•
73% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenue decreased by 7% from the first quarter 2009 as compared to that of 2010.  In consideration of the increase in the foreign exchange rate between the periods of approximately 20% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased 6% from the same period in 2009 to 2010, likely associated with the loss of a mortgage agent team in the first quarter of 2010.

•
11.6% of the operating expenses in the reporting period were associated with salaries and benefits.  Salaries and benefits have not appreciably changed from the first quarter 2009 as compared to that of 2010.

•
11.4% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses increased 134% to $364,945 in 2010 as compared to that of 2009.  This increase was likely associated with our incurring additional trade mark legal, computer repairs and promotions expenses during the first quarter of 2010.

•	Occupancy costs this period were relatively flat compared to 2009.

Liquidity and Capital Resources

As at March 31, 2010, we had $1,975,718 in cash, $19,955 in prepaid expenses, $104,995 in equipment and equipment under capital leases for a total of $2,100,688 in assets.  Comparatively as at December 31, 2009, we had $2,012,964 in cash; $2,767 of referral fees held in trust, $19,236 in prepaid expenses, $108,903 in equipment and equipment under capital leases a total of $2,143,870 in assets.

As at March 31, 2010, we had $1,991,288 in accounts payable and accrued liabilities, $258,432 in employee tax deductions payable, $297,183 in loans payable to a related party, $182,811 in accrued stock-based compensation and $55,419 in bank indebtedness related to an unsecured term loan for a total of $2,785,133 in liabilities.  Comparatively as at December 31, 2009 at the beginning of the reporting period, the Company had $1,987,786 in accounts payable and accrued liabilities, $219,759 in employee tax deductions payable, $359,138 in loans payable to a related party, $98,199 in accrued stock-based compensation, $65,104 in bank indebtedness related to an unsecured term loan and $2,767 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration for a total of $2,732,753 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
All reported relative expense trends were affected by a material foreign exchange increase in the average Canadian dollar of approximately 20% in 2010 from that of 2009 that the Company was exposed to as all of our operations are currently in Canada while we report in USD on a consolidated basis.

•	Cash and cash equivalents did not appreciably change over the reporting period.

•
Accounts payable did not appreciably change over the reporting period.  The bulk of this payable amount is work in progress payable following completion of mortgage agent origination compliance procedures.  work in progress mortgage agent commissions payable typically have an average days payable of 10 business days.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $258,432.  The Company has negotiated an agreement with CRA which, if certain conditions are met (remaining current with existing payroll tax submissions and regular reporting), allows the Company to pay down the balance in monthly instalments, which are currently $5,000 per month through to October, 2009 and then to continue to pay monthly instalments of $10,000 until such time as the company is able to pay the balance to CRA in a lump sum payment.  In the event that the Company secures further investment capital, the balance is to be paid off in full shortly after receipt of the funds.  In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA.  The liability currently bears interest at 9% annually.

•	Bank indebtedness decreased by 15% as the Company continues to pay down our loan facility with a lender.

The Company reported a net loss from operations for the first quarter of 2010 of $81,676 with a net cash provided by operating activities of ($60,876).  If we grow our mortgage agent book of business and the associated commission fees above current levels while continuing to manage our expenses within existing envelopes, it is expected that we will achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience unforeseen impacts to cash flow or experience a prolonged market down turn, we will likely need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.

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

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R" and now codified as “ASC 718”) for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R or ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R or ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.  Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 11 to the audited 2009 financial statements.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month reporting period ended March 31, 2010, the Company incurred a net loss from operations of $81,676 with a net cash provided by operating activities of ($60,876).  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

There have been no significant changes in our internal controls over financial reporting during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

ITEM 4:  (REMOVED AND RESERVED)

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

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
Dated: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	May 17, 2010
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS MARCH 31, 2010 AND 2009 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSDED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

CONTENTS

Condensed Consolidated Balance Sheets	F2

Condensed Consolidated Statements of Operations and Comprehensive (Loss) ((Incom(Loss)	F3

Condensed Consolidated Statements of Cash Flows	F4

Notes to Condensed Consolidated Financial Statements	F5-16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,975,718	$2,012,964
Referral fees held in trust – restricted(note 3)	-	2,767
Prepaid expenses	19,955	19,236
Total Current Assets	1,995,673	2,034,967
Equipment, net (note 4)	103,101	106,935
Equipment Under Capital Leases (note 5)	1,894	1,968
Total Assets	$2,100,668	$2,143,870
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$55,419	$65,104
Accounts payable and accrued liabilities	1,991,288	1,987,786
Advances from related party – current portion (note 7)	297,183	359,138
Trust liability (note 3)	-	2,767
Employee tax deductions payable (note 8)	258,432	219,759
Stock-based compensation accrual - current portion (note 9a)	34,510	19,720
Employee stock-based compensation accrual (note 9b)	1,650	1,650
Total Current Liabilities	2,638,482	2,655,924

Stock-based Compensation Accrual (note 9c)	146,651	76,829

Total Liabilities	2,785,133	2,732,753
Commitments and Contingencies (notes 1 and 14)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,976,548 (2009: 42,976,548) issued and outstanding (note 10)	4,298	4,298
Additional Paid-in Capital	5,858,352	5,858,352
Additional Paid-in Capital - Warrants (note 11)	335,183	335,183
Subscription (Cancellation) of Stock	(220)	(220)
Treasury Stock (note 12)	(27,285	(25,234
Accumulated Other Comprehensive Income	130,750	142,605
Accumulated Deficit	(6,985,543	(6,903,867
Total Stockholders' Deficit	(684,465)	(588,883)
Total Liabilities and Stockholders' Deficit	$2,100,668	$2,143,870

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations and Comprehensive (Loss)
For the Three Months Ended March 31, 2010 and 2009
Unaudited

	2010	2009
		Restated
		(Note 18)

Revenue	$3,117,297	$2,581,556

Expenses
Commission and agent fees	2,332,434	2,069,992
Salaries and benefits	369,658	352,618
General and administrative expenses	364,945	155,707
Employee stock-based compensation (note 9b)	-	155,370
Stock-based compensation (note 14a, 14b, and 14c(i))	69,822	(47,768)
Stock-based compensation (note 14c(ii))	14,790	(10,970)
Occupancy costs (note 13)	38,803	37,283
Depreciation expense	8,521	6,306

Total Operating Expenses	3,198,973	2,718,538

(Loss) from Operations	(81,676)	(136,982)

Other Expenses
Interest, Finance and Other Expenses	-	(4,710)

(Loss) Before Income Taxes	(81,676)	(141,692)

Provision for income taxes	-	-

Net (Loss)	(81,676)	(141,692)

Foreign Currency Translation Adjustment	11,855	23,190

Total Comprehensive (Loss)	(69,821)	(118,502)

Net (Loss) per Share – Basic (note 15)	(0.00)	(0.00)
Net (Loss) per Share - Diluted (note 15)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding - Basic During the Year	42,976,548	42,976,548

Weighted Average Number of Shares Outstanding - Diluted During the Year	42,976,548	42,976,548

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
For the Three Months ended March 31, 2010 and 2009
Unaudited

	2010	2009
		Restated
		(Note 18)
Net income(Loss)	$(81,676)	$(141,692)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,521	6,306
Employee stock-based compensation	-	155,370
Stock-based compensation accrual	84,612	(58,738)
(Increase) decrease in net assets:
Referral fees held in trust	(2,810)	3,022
Prepaid expenses	-	75,436
Accounts payable and Employee tax deductions payable	(72,333)	(188,212)
Trust liability	2,810	(3,022)

Net Cash provided by Operating Activities	(60,876)	(151,530)

Cash Flows from Investing Activities
(Purchase) of equipment, net	(413)	(1,986)
Net Cash used in Investing Activities	(413)	(1,986)
Cash Flows from Financing Activities
(Repayments of) obligations under capital leases	-	(653)
Repayment of advances from related party	(66,763)	70,943
Purchase of treasury shares	(2,051)	-
Subscription for stock	-	-
(Decrease) in bank indebtedness	(12,019)	(14,879)

Net Cash provided by (used in) Financing Activities	(80,833)	55,411

Net decrease in Cash and Cash Equivalents	(142,122)	(98,105)

Effect of exchange rates on cash and cash equivalents	104,876	23,053

Cash and Cash Equivalents - Beginning of period	2,012,964	1,262,321

Cash and Cash Equivalents - End of period	$1,975,718	$1,187,269
Supplemental Cash Flow Information
Interest paid	$4,928	4,710
Income taxes paid	$-	-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month period ended March 31, 2010, the Company generated a net loss of $81,676 (for the year ended December 31, 2009, the Company generated net income of $ 863,679). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

2.	Summary of Significant Accounting Policies(Continued)

a) Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
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

4.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2010	2009

Furniture and equipment	$182,423	$102,429	$79,994	$83,121
Computer equipment	35,460	21,385	14,075	14,202
Leasehold improvements	20,322	11,290	9,032	9,612

	$238,205	$135,104	$103,101	$106,935

5.                    Equipment Under Capital Leases

	2010	2009
Computer equipment	$7,021	$6,748
less: accumulated depreciation	(5,127)	(4,780)

	$1,894	$1,968

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

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

7.	Advances from Related Party

As of March 31, 2010, the controlling shareholder and Chief Executive Officer of the Company had advanced $297,183 (as at December 31, 2009 - $359,138) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

8.	Employee Tax Deductions Payable

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

9.	Stock-based Compensation Accrual

  The Company has accrued expenses for stock-based compensation:

a.
As of March 31, 2010, the Company has accrued, as stock-based compensation payable, 493,000 (As of December 31, 2009 – 493,000) common shares at a price of $0.07(As of December 31, 2009 $0.04) per share for a total of $34,510 (As of December 31, 2009 $19,720) payable to the parties referred to in note 14c( ii).

b.
As of March 31, 2010, the Company has accrued employee stock-based compensation of 15,000 (As of December 31, 2009 -15,000) common shares for a total of $1,650 (2009 - $1,650) under its Equity Compensation Plan referred to in note 10.  In December 2009, employees agreed to return and cancel all previously issued stock  and cancel all 2009 Employee stock based compensation in regards to employee stock based compensation. Employee stock based compensation is valued at the fair market value at the date of grant.

c.
As of March 31, 2010, the Company has accrued, as stock-based compensation 2,095,019 (December 31, 2009 – 1,970,729) common shares at a price of $0.07 (December 31, 2009 - $0.04) per share for a total of $146,651 (2008 - $76,829) payable to the parties referred to in note 14a, 14b and 14c.

10.                 Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2010.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

10.	Capital Stock(cont’d)

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	2010	2009

Number of Warrants Outstanding at Beginning of Period:	844,988	1,267,482
Number of Warrants Exercised:	-	-
Warrants Expired:	-	422,494
Number of Warrants Outstanding at End of Period:	844,988	844,988

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

10.	Capital Stock(cont’d)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2010, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of March 31, 2010. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2010. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

11.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of March 31, 2010, 233,078 of the warrants were exercised at an average price of $0.28.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

11.	Additional Paid-in Capital – Warrants(cont’d)

As of March 31, 2010, 1,034,404 warrants have expired, 233,078 warrants have been exercised and 844,988 warrants remain outstanding and exercisable.

For the period ended March 31, 2010 844,988 warrants remain outstanding and exercisable.

12.	Treasury Stock

During 2010, the Company acquired 40,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,051.  The total treasury stock held at March 31, 2010 is 82,900 at a total price of $ 27,285.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.

13.	Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  Please see note 14(f) for further details.

14.	Commitments and Contingencies

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

14.	Commitments and Contingencies(cont’d)

Series I Warrants

“Average Volume”:	defined as the average best three out of five years in funded mortgage origination volume

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

14.	Commitments and Contingencies (Cont’d)

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

14.	Commitments and Contingencies (Cont’d)

Earnings Period:	Series IV warrants are earned in the first 3 years following the Effective Date

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

2010	$4,294
2011	$4,075
2012	$3,605

     e)    On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$6,504
2011	$10,407
2012	$3,605

 f)    On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.  The agreement is effective commencing April  1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$78,214
2011	$104,285
2012	$60,833

g)    In October 2009, the Company entered into a lease in Glace Bay, Nova Scotia, for maintaining the Company’s Atlantic Canada offices and records.  The lease agreement was effective November 1, 2009 for a one year term.  Committed annual payments for 2010 amount to $2,215.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

14.	Commitments and Contingencies (Cont’d)

h)    Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

i)      Management is of the opinion that employee stock based compensation accrued under an employment contract is no longer owing to an employee who has left the company.  As at March 31, 2010, shares were potentially owing to employees who have left the company under employment contracts where the employees have not signed final releases of any amounts owing.  These common shares have not been accrued in these consolidated financial statements as there ultimate issuance is not determinable.

15.	Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	March 31, 2010	December 31, 2009
Weighted average number of common shares outstanding	42,976,548	42,976,548
Warrants	844,988	844,988
Stock Based Compensation payable (RE/MAX)	493,000	493,000
Stock Based Compensation payable (Other)	2,097,017	1,970,729
Stock Based Compensation payable (Employee)	15,000	15,000
Weighted-average number of diluted common shares outstanding	46,426,553	46,300,265

16.	Comparative Figures

Certain figures for the period have been reclassified to conform to the current period’s financial statement presentation.

17.	Subsequent Events

In 2010, the Company received signed agreements from various employees agreeing to cancel 4,085,000 common shares for Nil consideration and to terminate any past and future stock-based compensation accrual arrangements without further consideration.  The cancellation of the common shares will not have a material affect on the consolidated financial statements as the cancelled common shares will be recorded as a charge against the Additional Paid-in Capital when the cancellation occurs.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2010
Unaudited

18.	Restatement of Previously Issued Consolidated Financial Statements

A )      The Company has determined that its accounting treatment of employee stock based compensation was not in    accordance with ASC 718.  As a result, the company has decided to adjust its accounting policy to reflect the fair market value of the employee stock based compensation at the date of grant per ASC 718.  As a result, the Company has restated its comparative balances.

B)        The Company has determined that its accounting treatment of employee vacation pay was not consistent with its       stated vacation pay accounting policy.  As a result, the Company has restated its comparative balances.

The effect on the, consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the three month period as at March 31, 2009 is as follows:

	As reported	As restated	Adjustment
Consolidated Statement of Operations and Comprehensive (Loss)
Employee stock based compensation expense	$(26,179)	$155,370		$181,549
Salaries and benefits	395,507	352,618		(42,889)
Net (Loss)	(3,032)	(141,692)		(138,660)

Consolidated Statement of Cash Flows
Net (Loss)	(3,032)	(141,692)		(138,660)
Employee stock based compensation	(26,179)	155,370		181,549
Accounts Payable and Employee tax deductions payable	$(145,323)	$(188,212)	$	(42,889)