Form 10-Q
period 2010-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2010-08-23
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First Canadian Place, P.O. Box 410, Suite 5310, Toronto, Ontario, M5X 1E3
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐  No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 23, 2010
Common Stock, $.0001 par value	42,939,099

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-16.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending June 30, 2010 and 2009.  The following information should be read in conjunction with the consolidated financial statements for the periods ending June 30, 2010 and notes thereto appearing elsewhere in this form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales and operations were conducted through our subsidiaries in Canada only:

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

3.	MBKR Holdings Inc., - a Canadian federally incorporated company, incorporated on November 24, 2008 for the intended centralization of back office services in Canada; and,

4.
MBKR Franchising Inc., - a Canadian federally incorporated company, incorporated on January 30, 2009 through which the Company is a mortgage brokerage franchisor selling the MortgageBrokers.com business system in Canada.

As at June 30, 2010, we had 410 licensed mortgage agents operating across Canada.  As at June 30, 2010, our Company had 10 full-time employees and 1 full-time contract staff for a total of 11 full-time staff.

The Company’s corporate offices recently moved to First Canadian Place, P.O. Box 410, Suite 5310, Toronto, Ontario, M5X 1E3.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has regional offices in Mississauga - Ontario, Calgary - Alberta, and Glace Bay - Nova Scotia, Canada.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Reported gross revenue in our second quarter was relatively flat as compared to that of 2009, rising approximately 1.1% in 2010 to $4,465,119.  This relative trend is primarily associated with a material foreign exchange increase of approximately 14% in 2010 from 2009 that the Company was exposed to as all of our operations are currently in Canada.  In Canadian dollars, reported gross revenue in the second quarter of 2010 as compared to that of 2009 decreased by 11%, associated, in part, with the loss of a large mortgage origination agent team in the Ottawa region in our first quarter of 2010.  As at the end of the reporting period, the organic growth of our book of business and ongoing recruitment efforts have minimized the immediate effect of this origination loss.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2009 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.  Quarter over quarter, the Company experienced typical seasonal fluctuations where, based on historical averages, the first quarter of the year typically represents 17% of the Company’s annual sales, the second quarter typically represents 24%, the third quarter typically represents 32% and the fourth quarter typically represents 27%.

The Company’s reported operating expenses were relatively flat as compared to that of 2009, rising 1.6% in 2010 to $4,530,926.  Like revenue, the consolidated comparative increase in total operating expenses is also affected by a 14 % increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first quarter in 2009 to that of 2010.  In Canadian dollars, reported total operating expenses in the second quarter of 2010 as compared to that of 2009 decreased by 7%.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits and general and administrative expenses:

•
Due in part to a 50 % decrease in our stock price between the closings of reporting periods, the Company reported an adjustment (charge reversal) of $128,719 from the same period in 2009 in stock-based compensation accruals for services associated with our agents, strategic alliances and consultants.  These accruals are valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends.  In aggregate, these charges were approximately 2.8% of the reported total operating expenses and the net sum increased our reported net income accordingly.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our mortgage agents with those of our shareholders.  Management cancelled the employee stock-based compensation program in the fourth quarter 2009 and there were no employee stock-based compensation expenses accrued for in the second quarter of 2010, as compared to a $133,688 charge accrued in 2009.

•
87% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees as a percent of revenue increased by 6% for 2010 as compared to that of 2009.  In consideration of the increase in the foreign exchange rate between the periods of approximately 14% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased 5.4% from the same period in 2009 to 2010, associated in part with the loss of a mortgage agent team in the first quarter of 2010 and an increase in commission splits for select larger producing mortgage agent teams (as in general, the company is a 90/10 commission split organization and total revenue decreased by 11% in Canadian dollars).

•
7.4% of the operating expenses in the reporting period were associated with salaries and benefits.  Reported salaries and benefits decreased by 22% for 2010 as compared to that of 2009 associated with strategic staffing reductions.

•
7.5% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses increased 74% to $343,926 in 2010 as compared to that of 2009.  This increase was associated with our incurring additional legal expenses during the second quarter of 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Reported gross revenue in our first half of 2010 increased by 8.6% as compared to the same period in 2009.  This relative trend is primarily associated with a material foreign exchange increase of approximately 17% for the period in 2010 from 2009 that the Company was exposed to as all of our operations are currently in Canada.  In Canadian dollars, reported gross revenue in the first half of 2010 as compared to that of 2009 decreased by 7%, associated in part, with the loss of a large mortgage origination agent team in the Ottawa region early in our first quarter of 2010.  As at the end of the reporting period, the organic growth of our book of business and ongoing recruitment efforts have minimized the immediate effect of this origination loss.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2009 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.

The Company’s reported operating expenses our first half of 2010 increased by 7.8% as compared to the same period in 2009.  Like revenue, the consolidated comparative increase in total operating expenses is also affected by a 17 % increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first half in 2009 to that of 2010.  In Canadian dollars, reported total operating expenses in the first half of 2010 as compared to that of 2009 decreased by 4%.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits and general and administrative expenses:

•
Due in part to a 50 % decrease in our stock price between the closings of reporting periods, the Company reported an adjustment (charge reversal) of $44,107 from the same period in 2009 in stock-based compensation accruals for services associated with our agents, strategic alliances and consultants.  These accruals are valued based on stock prices at the end of the period, for which the Company has no direct influence; therefore it is difficult to analyze related trends.  In aggregate, these charges were approximately 0.6% of the reported total operating expenses and the net sum increased our reported net income accordingly.  It is the intent of management to continue using our stock-based compensation programs to maximize working capital and align the interests of our mortgage agents with those of our shareholders.  Management cancelled the employee stock-based compensation program in the fourth quarter 2009 and there were no employee stock-based compensation expenses accrued for the first half of 2010, as compared to a $262,879 charge accrued for the same period in 2009.

•
81% of the operating expenses in our first half of 2010 were associated with agent commissions.  Reported agent commission fees as a percent of revenue was relatively flat from the first half of 2009 as compared to that of 2010.  In consideration of the increase in the foreign exchange rate between the periods of approximately 17% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased 6% from the same period in 2009 as compared to in our first half of 2010, associated, in part, with the loss of a mortgage agent team early in the first quarter of 2010 and an increase in commission splits for select larger producing mortgage agent teams (as in general, the company is a 90/10 commission split organization and total revenue decreased by 7% in Canadian dollars).

•
9% of the operating expenses in the first half of 2010 were associated with salaries and benefits.  Reported salaries and benefits decreased by 13% for 2010 as compared to that of 2009 associated with strategic staffing reductions.

•
9% of our operating expenses in the first half of 2010 were associated with general and administrative expenses.  General and administrative expenses increased 100% from the first half of 2009 to $707,868 in 2010.  This increase was associated primarily with our incurring additional legal expenses during the first half of 2010.

Liquidity and Capital Resources

At June 30, 2010, we had $1,731,386 in cash, $33,077 in prepaid expenses, $91,778 in equipment and equipment under capital leases for a total of $1,856,241 in assets.  Comparatively as at December 31, 2009, we had $2,012,964 in cash; $2,767 of referral fees held in trust, $19,236 in prepaid expenses, $108,903 in equipment and equipment under capital leases a total of $2,143,870 in assets.

At June 30, 2010, we had $2,019,885 in accounts payable and accrued liabilities, $226,930 in employee tax deductions payable, $256,771 in loans payable to a related party, $54,092 in accrued stock-based compensation and $28,785 in bank indebtedness related to an unsecured term loan for a total of $2,586,463 in liabilities.  Comparatively as at December 31, 2009 at the beginning of the reporting period, the Company had $1,987,786 in accounts payable and accrued liabilities, $219,759 in employee tax deductions payable, $359,138 in loans payable to a related party, $98,199 in accrued stock-based compensation, $65,104 in bank indebtedness related to an unsecured term loan and $2,767 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration for a total of $2,732,753 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Over the first half of 2010, there were nominal foreign exchange differences in the price of the Canadian dollar (that the Company was exposed to as all of our operations are currently in Canada) as compared to the US dollar ( what we report in on a consolidated basis).  From December 31, 2009 (0.9515) to June 30, 2010 (0.9393), the value of the Canadian dollar decreased by 1.3% relative to the US dollar with an average over the period of 0.9668 relative to the US dollar.

•
Cash decreased by 14% or $281,578 over the first half of 2010 associated with the fact that the first quarter of the year is seasonally the slowest and the Company lost $130,197 in cash from operations over the first half of 2010, there was a general decrease in revenue associated with a loss of an origination team early in the first quarter, we incurred additional legal fees associated with the departure of this origination team and we paid down a shareholder loan ($104,018) and a bank loan ($36,833).

•
Accounts payable did not appreciably change over the reporting period.  The bulk of this payable amount is work in progress payable following completion of mortgage agent origination compliance procedures.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $226,930.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA against one of the Company’s Canadian subsidiaries.  The liability currently bears interest at 9% annually.

•	Bank indebtedness decreased by 56% as the Company continues to pay down our loan facility with a lender. At June 30, 2010, there was a reported outstanding balance of $28,785.

The Company reported a net loss from operations for the first half of 2010 of $147,465 with a net decrease in cash from operating, investing and financing activities of $271,464 during the same period.  If we grow our mortgage agent book of business and the associated commission fees above current levels while continuing to manage our expenses within existing envelopes, we expect to achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience unforeseen impacts to cash flow, or experience a prolonged market down turn, we will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Revenue Recognition

Revenue consists of mortgage brokerage fees, finders’ fees and insurance commissions. The revenues from brokerage fees and finders’ fees are recognized after the funding of a customer’s mortgage and when the collection of brokerage or finders fees is reasonably assured which typically occurs when the fees are advanced from the lender.  Insurance commission revenues are recognized when collection is reasonably assured which typically occurs when the insurance commission fees from the insurance provider are advanced.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six month reporting period ended June 30, 2010, the Company reported a net loss from operations of $147,465 with a net decrease in cash from operating, investing and financing activities of $271,464 during the same period.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to increase gross revenue by expanding the sales force. In addition, Management plans to carefully manage expenses and capital investments related to scalability, to establish sustainable operational profitability through our rapid growth and to secure additional funds through future debt or equity financings.  Management is also examining various restructuring options that might reduce our cost structure.  Current economic conditions may impact our ability to recruit mortgage agents or may result in changes by lenders to our commission fee schedules, both of which would have a negative impact on our revenue growth. As our mortgage agent teams develop and grow, they may have additional leverage with the Company to request an increase in their proportionate share of commission fees which would result in decreased gross margins for the Company.  Also, financing may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

There have been no significant changes in our internal controls over financial reporting during the first half ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Dated: August 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	August 23, 2010
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS JUNE 30, 2010 AND 2009 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSDED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

CONTENTS

Condensed Consolidated Interim Balance Sheet	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheet
June 30, 2010 and December 31, 2009

	June 30, 2010 (Unaudited)		December 31, 2009
ASSETS
Current Assets
Cash	$1,731,386		$2,012,964
Referral fees held in trust – restricted(note 3)	-		2,767
Prepaid expenses	33,077		19,236
Total Current Assets	1,764,463		2,034,967
Equipment, net (note 4)	90,119		106,935
Equipment Under Capital Leases (note 5)	1,659		1,968
Total Assets	$1,856,241		$2,143,870
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$28,785		$65,104
Accounts payable and accrued liabilities	2,019,885		1,987,786
Advances from related party – current portion (note 7)	256,771		359,138
Trust liability (note 3)	-		2,767
Employee tax deductions payable (note 8)	226,930		219,759
Stock-based compensation accrual - current portion (note 9a)	9,860		19,720
Employee stock-based compensation accrual (note 9b)	1,650		1,650
Total Current Liabilities	2,543,881		2,655,924

Stock-based Compensation Accrual (note 9c)	42,582		76,829

Total Liabilities	2,586,463		2,732,753
Commitments and Contingencies (notes 1 and 14)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-		-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,939,099 (2009: 42,976,548) issued and outstanding (note 10)	4,298		4,298
Additional Paid-in Capital	5,858,352		5,858,352
Additional Paid-in Capital - Warrants (note 11)	335,183		335,183
Subscription (Cancellation) of Stock		(220)	(220)
Treasury Stock (note 12)	(27,285	) )	(25,234)
Accumulated Other Comprehensive Income	150,782		142,605
Accumulated Deficit		(7,051,332)	(6,903,867)
Total Stockholders' Deficit		(730,222)	(588,883)
Total Liabilities and Stockholders' Deficit	$1,856,241		$2,143,870

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)
For the Three and Six Months Ended June 30, 2010 and 2009
Unaudited

	Six Months Ended 2010		Six Months Ended 2009	Three Months Ended 2010	Three Months Ended 2009
			(Restated- Note 18)		(Restated- Note 18)
Revenues	$7,598,990		$6,997,302	4,465,119	$4,415,746

Expenses
Commission and agent fees	6,282,989		5,734,877	3,938,153	3,664,885
Salaries and benefits	706,003		813,759	334,381	426,107
General and administrative expenses	707,868		353,477	343,926	197,771
Employee stock-based compensation (note 14)		-	262,879	-	133,688
Stock based compensation (note 14c ii)	(9,860)		(9,467)	(24,650)	1,503
Stock based compensation (note 14a, 14b, and 14c i)	(34,247)		(50,849)	(104,069)	(3,081)
Occupancy costs	76,569		70,120	34,619	32,837
Depreciation expense	17,133		13,152	8,566	6,846

Total Operating Expenses	7,746,455		7,187,948	4,530,926	4,460,556

(Loss) from Operations	(147,465)		(190,646)	(65,807)	(44,810)

Other Expenses	-		2,520	-	(2,190)

(Loss) Before Income Taxes	(147,465)		(193,166)	(65,807)	(42,619)

Net (Loss)	(147,465)		(193,166)	(65,810)	(42,619)

Foreign Currency Translation Adjustment	(8,177)		(41,951)	(20,032)	(65,141)

Comprehensive (Loss)	$(155,642)		(235,117)	(85,842)	$(107,761)

Net (loss) per share - Basic and Diluted during the period	$0.00		0.00	0.00	$0.00

Weighted Average Number of Shares (note 15)
Outstanding During the Periods -Basic	42,939,099		42,939,099	42,939,099	42,939,099
Diluted	42,939,099		42,939,099	42,939,099	42,939,099

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Cash Flows
Six Months Ended June 30, 2010 and 2009
Unaudited

	2010	2009
Cash Flows from Operating Activities		(Restated- Note 18)
Net (Loss)	$(147,465)	$(193,166)
Adjustments to reconcile Net Income to net cash used in operating activities:
Depreciation	17,133	13,152
Stock issued for services	-	-
Employee stock-based compensation	(9,860)	262,879
Stock-based compensation accrual	(34,247)	(60,316)
(Increase) decrease in net assets:
Referral fees held in trust	2,825	(347)
Prepaid expense	(14,500)	44,452
Accounts payable and Accrued Liabilities	58,742	210,735
Trust liability	(2,825)	347

Net Cash Provided by (Used in) Operating Activities	(130,197)	277,736

Cash Flows from Investing Activities
Purchase of equipment	(416)	(4,276)

Net Cash Used in Investing Activities	(416)	(4,276)

Cash Flows from Financing Activities
Repayments of obligation under capital leases	-	(1,171)
Repayment of advances from related party	(104,018)	(8,245)
(Decrease) in bank indebtedness	(36,833)	(25,987)

Net Cash(Used in) Provided by Financing Activities	(140,851)	(35,403)

Net(Decrease) Increase in Cash	(271,464)	238,057

Foreign Exchange on Balances	(10,114)	(47,593)

Cash - Beginning of Period	2,012,964	1,262,321

Cash - End of Period	$1,731,386	$1,452,785

Supplemental Cash Flow Information
Interest paid	$6,534	$10,377

Income taxes paid	$-	$-

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2010
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six month period ended June 30, 2010, the Company generated a net loss of $147,465 (for the year ended December 31, 2009, the Company generated net income of $863,679). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2010
Unaudited

2.	Summary of Significant Accounting Policies(Continued)

a) Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b) Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc., Mortgagebrokers.com Financial Group of Companies, Inc., MBKR Franchising Inc. and MBKR Holdings, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

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
June 30, 2010
Unaudited

3.	Referral Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company will be payable to RE/MAX agents and will be paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees to date have been deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program is fully established for new entrants to the program.  This program was cancelled in 2009 and final payments were reconciled and paid out in the first quarter of 2010.

4.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2010	2009

Furniture and equipment	$173,924	$103,840	$70,084	$83,121
Computer equipment	33,808	21,461	12,347	14,202
Leasehold improvements	19,375	11,687	7,688	9,612

	$227,107	$136,988	$90,119	$106,935

5.           Equipment Under Capital Leases

	2010	2009
Computer equipment	$6,694	$6,748
less: accumulated depreciation	(5,035)	(4,780)
	$1,659	$1,968

The equipment under the capital leases is depreciated on a 30% declining balance.

6.	Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of CDN $150,000. The line of credit bears interest at Royal Bank of Canada's prime plus 0.5% per annum, and is collateralized by a general security agreement in all assets except real property.  On November 20, 2008, the credit facility was converted to a 24 month term loan whereby the Company pays principal of CDN $6,250 per month plus interest at the Royal Bank of Canada prime plus 1.5% per annum.

7.	Advances from Related Party

As of June 30, 2010, the controlling shareholder and Chief Executive Officer of the Company had advanced $256,771 (as at December 31, 2009 - $359,138) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2010
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

  The Company has accrued expenses for stock-based compensation:

a.
As of June 30, 2010, the Company has accrued, as stock-based compensation payable, 493,000 (As of December 31, 2009 – 493,000) common shares at a price of $0.02(As of December 31, 2009 $0.04) per share for a total of $9,860 (As of December 31, 2009 $19,720) payable to the parties referred to in note 14c( ii).

b.
As of June 30, 2010, the Company has accrued employee stock-based compensation of 15,000 (As of December 31, 2009 -15,000) common shares for a total of $1,650 (2009 - $1,650) under its Equity Compensation Plan referred to in note 10.  In December 2009, employees agreed to return and cancel all previously issued stock  and cancel all 2009 Employee stock based compensation in regards to employee stock based compensation. Employee stock based compensation is valued at the fair market value at the date of grant.

c.
As of June 30, 2010, the Company has accrued, as stock-based compensation 1,767,552 (December 31, 2009 – 1,970,729) common shares at a price of $0.02 (December 31, 2009 - $0.04) per share for a total of $42,582 (2009 - $76,829) payable to the parties referred to in note 14a, 14b and 14c.

10.           Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2010.

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
June 30, 2010
Unaudited

10.	Capital Stock(cont’d)

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	June 30,	December 31,
	2010	2009

Number of Warrants Outstanding at Beginning of Period:	844,988	1,267,482
Number of Warrants Exercised:	-	-
Warrants Expired:	-	422,494
Number of Warrants Outstanding at End of Period:	844,988	844,988

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
June 30, 2010
Unaudited

10.	Capital Stock(cont’d)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of June 30, 2010, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of June 30, 2010. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2010. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of June 30, 2010, 233,078 of the warrants were exercised at an average price of $0.28.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2010
Unaudited

11.	Additional Paid-in Capital – Warrants(cont’d)

As of June 30, 2010, 1,034,404 warrants have expired, 233,078 warrants have been exercised and 844,988 warrants remain outstanding and exercisable.

12.	Treasury Stock

During 2010, the Company acquired 40,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,051.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at June 30, 2010 is 82,900 at a total price of $27,285.

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
June 30, 2010
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
June 30, 2010
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

c)          REMAX

The REMAX agreement was cancelled in June 2009 and the following commitments are no longer applicable after June 30, 2009.

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
June 30, 2010
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

d)	The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2010	$2,731
2011	$3,889
2012	$3,440

e)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$4,138
2011	$9,330
2012	$3,310

f)
On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.  The agreement is effective commencing April  1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$49,754
2011	$99,507
2012	$58,046

g)
In October 2009, the Company entered into a lease in Glace Bay, Nova Scotia, for maintaining the Company’s Atlantic Canada offices and records.  The lease agreement was effective November 1, 2009 for a one year term.  Committed annual payments for 2010 amount to $1,409.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2010
Unaudited

14.	Commitments and Contingencies (Cont’d)

h)	Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

i)
Management is of the opinion that employee stock based compensation accrued under an employment contract is no longer owing to an employee who has left the company.  As at June 30, 2010, shares were potentially owing to employees who have left the company under employment contracts where the employees have not signed final releases of any amounts owing.  These common shares have not been accrued in these consolidated financial statements as there ultimate issuance is not determinable.

15.	Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.  The warrants and stock-based compensation payable have been excluded from diluted loss per share as they would decrease the loss per share.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2010
Unaudited

18.	Restatement of Previously Issued Consolidated Financial Statements

A)
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

The effect on the, consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the three and six month period as at June 30, 2009 is as follows:

Six Months Ended June 30, 2009	As reported	As restated	Adjustment
Consolidated Statement of Operations and Comprehensive (Loss)
Employee stock based compensation expense	$(21,196)	$262,879		$284,075
Salaries and benefits	824,929	813,759		(11,170)
Net income (Loss)	79,739	(193,166)		(272,905)
Three Months Ended June 30, 2009
Consolidated Statement of Operations and Comprehensive (Loss)
Employee stock based compensation expense	$4,983	$133,688		$128,705
Salaries and benefits	429,422	426,107		(3,315)
Net income (Loss)	82,770	(42,620)		(125,390)
Consolidated Statement of Cash Flows
Net income (Loss)	79,739	(193,166)		(272,905)
Employee stock based compensation	(21,196)	262,879		284,075
Accounts Payable and Employee tax deductions payable	$221,905	$210,735	$	(11,170)