Form 10-Q
period 2010-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2010-11-18
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 18, 2010
Common Stock, $.0001 par value	42,939,099

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-16.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending September 30, 2010 and 2009.  The following information should be read in conjunction with the consolidated financial statements for the periods ending September 30, 2010 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing our name of  to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales and operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario Canada provincially incorporated company that currently holds our licensure for operating as a mortgage broker in the Province of Ontario;

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Saskatchewan and Alberta;

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

As at September 30, 2010, we had 434 licensed mortgage agents operating across Canada.  As at September 30, 2010, we had 12 full-time employees and 1 full-time contract staff for a total of 13 full-time staff.

Our corporate offices recently moved to First Canadian Place, P.O. Box 410, Suite 5310, Toronto, Ontario, M5X 1E3.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  We  also have regional offices in Mississauga - Ontario, Calgary - Alberta, and Glace Bay - Nova Scotia, Canada.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Reported gross revenue in our third quarter decreased by approximately 27% in 2010, as compared to that of 2009, to $3,692,919.  This relative trend is generally attributed, in large part, to the net effect of:

➢	a general increase of approximately 5.6% in foreign exchange over the period in 2010 from our comparative in 2009 that we were exposed to as all of our operations are currently in Canada;

➢	the loss of a large mortgage origination agent team, at the time representing approximately 29% of our national book of business, early in our first quarter of 2010; and

➢	the organic growth of our book of business and increases due to ongoing recruitment efforts.

We experienced no significant revenue trend changes within the period as compared to the comparable period in 2009 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.  Quarter over quarter, we experienced typical seasonal fluctuations where, based on historical averages, the first quarter of the year typically represents 17% of our annual sales, the second quarter typically represents 24%, the third quarter typically represents 32% and the fourth quarter typically represents 27%.

We reported operating expenses during the period decreased by approximately 15% as compared to that of 2009, to $3,721,287.  Like revenue, the consolidated comparative decrease in total operating expenses is also affected by a 5.6 % increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our third quarter in 2009 to that of 2010.  The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, recovery of a legal judgement accrual, agent commissions, salaries and benefits and general and administrative expenses:

•
Management cancelled the employee stock-based compensation program in the fourth quarter 2009 and there were no employee stock-based compensation expenses accrued for in the third quarter of 2010, as compared to a $147,308 charge accrued in 2009.

•
On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including the `Company, its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CDN$748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.  Our balance sheet as at June 30, 2009, reflected an accrual of $644,018 (CDN$748,671) plus interest of $99,818 (CDN$116,039) related to the Trisan legal judgment.  On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The settlement agreement did not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.  As a result, the Company reported a negative charge, in the amount of $739,258 during the comparable reporting period in 2009, to reverse the accrued legal judgement expenses.  Removing the recovery of accrued legal judgement expenses, an item that skews the Company’s expense analysis for comparison analysis, the Company’s reported operating expenses during the period decreased by approximately 25% as compared to that of 2009.

•
86% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees in the reporting period, as a percent of revenue, were flat for 2010 as compared to that of 2009.  Actual commission fee expenses decreased 27% from the same period in 2009 to 2010, associated in part to the net effect of an approximately 5.6% increase in foreign exchange between periods and the loss of a sizeable mortgage agent team in the first quarter of 2010.  This is congruent with observed top-line revenue trends (as in general, the company is a 90/10 commission split organization and total revenue decreased by 27%).

•
7.6% of the operating expenses in the reporting period were associated with salaries and benefits.  Reported salaries and benefits decreased by 17% for 2010 as compared to that of 2009 associated with strategic staffing reductions.

•
4% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses increased 9% to $161,054 in 2010 as compared to that of 2009.  This increase was primarily associated with errors and omission insurance expense and agent recovery timing differences between 2009 and 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Reported gross revenue in our first nine months decreased by approximately 6% in 2010, as compared to that of 2009, to $11,291,909.  This relative trend is generally attributed, in large part, to the net effect of:

➢	a general increase of approximately 13% in foreign exchange over the period in 2010 from our comparative in 2009 that we were was exposed to as all of our operations are currently in Canada;

➢	the loss of a large mortgage origination agent team, at the time representing approximately 29% of our national book of business, early in our first quarter of 2010; and

➢	the organic growth of our book of business and increases due to ongoing recruitment efforts.

We experienced no significant revenue trend changes within the period as compared to the comparable period in 2009 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.  Quarter over quarter, we experienced typical seasonal fluctuations where, based on historical averages, the first quarter of the year typically represents 17% of our annual sales, the second quarter typically represents 24%, the third quarter typically represents 32% and the fourth quarter typically represents 27%.

We reported operating expenses during our first nine months of 2010 as being flat as compared to the same period in 2009.  Like revenue, the consolidated comparative increase in total operating expenses is also affected by a 13 % increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first nine months in 2009 to that of 2010.  In Canadian dollars, reported total operating expenses in the first nine months of 2010 as compared to that of 2009 decreased by 12%.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits and general and administrative expenses:

•
83% of the operating expenses in our first nine months of 2010 were associated with agent commissions.  Reported agent commission fees as a percent of revenue was relatively flat from the first nine of 2009 as compared to that of 2010.  In consideration of the increase in the foreign exchange rate between the periods of approximately 13% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased 17% from the same period in 2009 as compared to in our first nine months of 2010, associated, in part, with the loss of a mortgage agent team early in the first quarter of 2010.  This is congruent with observed top-line revenue trends (as in general, the company is a 90/10 commission split organization and total revenue decreased by 17% in Canadian dollars).

•
9% of the operating expenses in the first nine months of 2010 were associated with salaries and benefits.  Reported salaries and benefits decreased by 14% for 2010 as compared to that of 2009 associated with strategic staffing reductions.

•
8% of our operating expenses in the first nine months of 2010 were associated with general and administrative expenses.  General and administrative expenses increased 73% from the first nine months of 2009 to $868,922 in 2010.  This increase was associated primarily with our incurring additional legal expenses during the first nine months of 2010, errors and omission insurance expense and agent recovery timing differences between 2009 and 2010 and an increase in business development and marketing costs in 2010 over 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $1,230,067 in cash, $37,913 in prepaid expenses, $86,341 in equipment and equipment under capital leases for a total of $1,354,321 in assets.  Comparatively as at December 31, 2009, we had $2,012,964 in cash; $2,767 of referral fees held in trust, $19,236 in prepaid expenses, $108,903 in equipment and equipment under capital leases a total of $2,143,870 in assets.

At September 30, 2010, we had $1,469,362 in accounts payable and accrued liabilities, $236,481 in employee tax deductions payable, $338,027 in loans payable to a related party, $74,037 in accrued stock-based compensation and $12,148 in bank indebtedness related to an unsecured term loan for a total of $2,130,055 in liabilities.  Comparatively as at December 31, 2009 at the beginning of the reporting period, the Company had $1,987,786 in accounts payable and accrued liabilities, $219,759 in employee tax deductions payable, $359,138 in loans payable to a related party, $98,199 in accrued stock-based compensation, $65,104 in bank indebtedness related to an unsecured term loan and $2,767 in trust liability associated with agent referral commissions payable awaiting transfer pending the completion of associated administration for a total of $2,732,753 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Over the first nine months of 2010, there were nominal foreign exchange differences in the price of the Canadian dollar (that we were exposed to as all of our operations are currently in Canada) as compared to the US dollar ( what we report in on a consolidated basis).  From December 31, 2009 (0.9515) to September 30, 2010 (0.9718), the value of the Canadian dollar increased by 2.1% relative to the US dollar with an average over the period of 0.9653 relative to the US dollar.

•	Cash decreased by 39% or $782,897 over the first nine months of 2010 primarily associated with the following:

o
we lost $746,900 in cash from operating activities over the first nine months of 2010 as the first quarter of the year is seasonally the slowest, there was a general decrease in revenue associated with a loss of an origination team early in the first quarter and we incurred additional legal fees associated with the departure of this origination team;

o	we lost $79,435 in cash from financing activities over the first nine months of 2010 as we paid down a shareholder loan ($25,134) and a bank loan ($54,301); and,

o	we had an increase in foreign exchange balances of $43,854 over the period.

•
Accounts payable decreased by 26% over the reporting period.  The bulk of this payable amount is work in progress payable following completion of mortgage agent origination compliance procedures.  Work in progress payable is lower over the reporting period matching a decrease in mortgage originations associated with the loss of one of our larger mortgage agent teams early in the first quarter of 2010 as previously reported.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.

•
We are is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $236,481.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA against one of our Canadian subsidiaries.  Currently the company has an arrangement with CRA whereby we make payments on this outstanding amount decreasing both principle and interest monthly.  The liability currently bears interest at 9% annually.

•	Bank indebtedness decreased by 81% as we continue to pay down our loan facility with a lender. At September 30, 2010, there was a reported outstanding balance of $12,148.

We reported a net loss from operations for the first nine months of 2010 of $175,833 with a net decrease in cash from operating, investing and financing activities of $826,751 during the same period.  If we grow our mortgage agent book of business and the associated commission fees above current levels while continuing to manage our expenses within existing envelopes, we expect to achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience unforeseen impacts to cash flow, or experience a prolonged market down turn, we will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months reporting period ended September 30, 2010, the Company reported a net loss from operations of $175,833 with a net decrease in cash from operating, investing and financing activities of $826,751 during the same period.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to increase gross revenue by expanding the sales force. In addition, management plans to carefully manage expenses and capital investments related to scalability, to establish sustainable operational profitability through our growth and to secure additional funds through future debt or equity financings.  Management is also examining various restructuring options that might reduce our cost structure.  Current economic conditions may impact our ability to recruit mortgage agents or may result in changes by lenders to our commission fee schedules, both of which would have a negative impact on our revenue growth.  As our mortgage agent teams develop and grow, they may have additional leverage with the Company to request an increase in their proportionate share of commission fees which would result in decreased gross margins for the Company.  Also, financing may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

There have been no significant changes in our internal controls over financial reporting during the first nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Dated: November 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	November 18, 2010
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2010 AND 2009 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSDED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

CONTENTS

Condensed Consolidated Interim Balance Sheet	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss) Income	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-16

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheet
September 30, 2010 and December 31, 2009

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash	$1,230,067	$2,012,964
Referral fees held in trust – restricted(note 3)	-	2,767
Prepaid expenses	37,913	19,236
Total Current Assets	1,267,980	2,034,967
Equipment, net (note 4)	84,776	106,935
Equipment Under Capital Leases (note 5)	1,565	1,968
Total Assets	$1,354,321	$2,143,870
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$12,148	$65,104
Accounts payable and accrued liabilities	1,469,362	1,987,786
Advances from related party – current portion (note 7)	338,027	359,138
Trust liability (note 3)	-	2,767
Employee tax deductions payable (note 8)	236,481	219,759
Stock-based compensation accrual - current portion (note 9a)	14,790	19,720
Employee stock-based compensation accrual (note 9b)	1,650	1,650
Total Current Liabilities	2,072,458	2,655,924

Stock-based Compensation Accrual (note 9c)	57,597	76,829

Total Liabilities	2,130,055	2,732,753
Commitments and Contingencies (notes 1 and 14)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 42,939,099 (2009: 42,976,548) issued and outstanding (note 10)	4,298	4,298
Additional Paid-in Capital	6,018,171	5,858,352
Additional Paid-in Capital - Warrants (note 11)	175,363	335,183
Subscription (Cancellation) of Stock	(220)	(220)
Treasury Stock (note 12)	(27,285)	(25,234)
Accumulated Other Comprehensive Income	133,639	142,605
Accumulated Deficit	(7,079,700)	(6,903,867)
Total Stockholders' Deficit	(775,734)	(588,883)
Total Liabilities and Stockholders' Deficit	$1,354,321	$2,143,870

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30, 2010 and 2009
Unaudited

	Nine Months Ended 2010		Nine Months Ended 2009	Three Months Ended 2010	Three Months Ended 2009
			(Restated- Note 18)		(Restated- Note 18)
Revenues	$11,291,909		$12,022,101	3,692,919	$5,024,799

Expenses
Commission and agent fees	9,494,108		10,157,206	3,211,119	4,422,329
Salaries and benefits	988,778		1,155,308	282,775	342,511
General and administrative expenses	868,922		500,902	161,054	147,425
Recovery of Legal Judgement		-	(739,258)	-	(739,258)
Employee stock based compensation(note 14c i)	-		410,187	-	147,308
Stock based compensation (note 14c ii)	(4,930)		(28,280)	4,930	22,569
Stock based compensation (note 14a, 14b, and 14c i)	(19,232)		(11,983)	15,015	(2,516)
Occupancy costs	114,431		103,278	37,862	33,158
Depreciation expense	25,665		20,323	8,532	7,171

Total Operating Expenses	11,467,742		11,567,683	3,721,287	4,380,697

(Loss) Income from Operations	(175,833)		454,418	(28,368)	644,102

Other Expenses	-		3,446	-	926

Net (Loss) Income	(175,833)		450,972	(28,368)	643,176

Foreign Currency Translation Adjustment	8,966		(37,065)	17,143	4,886

Comprehensive (Loss) Income	$(166,867)		413,907	(11,225)	$648,062

Net (Loss) Income per share - Basic and Diluted during the period	$(0.00)		0.01	(0.00)	$0.01

Weighted Average Number of Shares (note 15)
Outstanding During the Periods -Basic	42,939,099		42,976,548	42,939,099	42,976,548
Diluted	42,939,099		48,934,101	42,939,099	48,934,101

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2010 and 2009
Unaudited

	2010	2009
Cash Flows from Operating Activities		(Restated- Note 18)
Net (Loss) Income	$(175,833)	$450,972
Adjustments to reconcile Net (Loss) Income to net cash used in operating activities:
Depreciation	25,665	20,323
Employee stock-based compensation	(4,930)	410,187
Stock-based compensation accrual	(19,232)	(40,263)
Recovery of legal Judgement	-	(739,258)
(Increase) decrease in net assets:
Referral fees held in trust	2,821	12,111
Prepaid expense	(14,963)	65,473
Accounts payable and Accrued Liabilities	(557,607)	(150,985)
Trust liability	(2,821)	(12,111)

Net Cash Provided by (Used in) Operating Activities	(746,900)	16,449

Cash Flows from Investing Activities
Purchase of equipment	(416)	(4,929)

Net Cash Used in Investing Activities	(416)	(4,929)

Cash Flows from Financing Activities
Repayments of obligation under capital leases	-	(1,700)
Repayment of advances from related party	(25,134)	(96,590)
(Decrease) in bank indebtedness	(54,301)	(48,089)

Net Cash(Used in) Provided by Financing Activities	(79,435)	(146,379)

Net(Decrease) in Cash	(826,751)	(134,859)

Foreign Exchange on Balances	43,854	168,586

Cash - Beginning of Period	2,012,964	1,262,321

Cash - End of Period	$1,230,067	$1,296,048

Supplemental Cash Flow Information
Interest paid	$6,534	$15,085

Income taxes paid	$-	$-

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2010
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine month period ended September 30, 2010, the Company generated a net loss of $175,833 (for the year ended December 31, 2009, the Company generated net income of $863,679). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2010
Unaudited

2.            Summary of Significant Accounting Policies(Continued)

a)     Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2009 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

c)      Recent Accounting Pronouncements

In October 2009, the FASB issued the “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The update will be effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this standard is not expected to have a  material impact on the Company’s consolidated financial statements.

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
September 30, 2010
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

4.            Equipment, net

			Net Book Value	Net Book Value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2010	2009

Furniture and equipment	$179,941	$113,831	$66,110	$83,121
Computer equipment	34,978	23,313	11,665	14,202
Leasehold improvements	20,046	13,045	7,001	9,612

	$234,965	$150,189	$84,776	$106,935

5.            Equipment Under Capital Leases

	2010	2009
Computer equipment	$6,925	$6,748
less: accumulated depreciation	(5,360)	(4,780)
	$1,565	$1,968

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

7.            Advances from Related Party

As of September 30, 2010, the controlling shareholder and Chief Executive Officer of the Company had advanced $338,027 (as at December 31, 2009 - $359,138) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2010
Unaudited

8.            Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  The Company has negotiated an agreement with CRA which, if certain conditions are met, allows the Company to pay down the balance in monthly payments of $7,500 between November 1, 2010 to April 1, 2011 and an additional payment of $15,000 dated May 1, 2011 with the remaining balance due in June 2011..  In the event that the Company secures funding, the balance is to be paid off in full shortly after receipt of the funds. In addition, CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. These afore-mentioned conditions are related to paying all ongoing collected employee payroll tax deductions to CRA in a timely manner on a go forward basis as well as communicating with CRA on a regular and ongoing basis with respect to the Company’s financial condition via forwarding copies of our quarterly and year end financial reports as well as keeping CRA informed with respect to our efforts in securing financing.   The liability currently bears interest at 9% annually.

9.            Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of September  30, 2010, the Company has accrued, as stock-based compensation payable, 493,000 (As of December 31, 2009 – 493,000) common shares at a price of $0.03(As of December 31, 2009 $0.04) per share for a total of $14,790 (As of December 31, 2009 $19,720) payable to the parties referred to in note 14c( ii).

b.
As of September 30, 2010, the Company has accrued employee stock-based compensation of 15,000 (As of December 31, 2009 -15,000) common shares for a total of $1,650 (2009 - $1,650) under its Equity Compensation Plan referred to in note 10.  In December 2009, employees agreed to return and cancel all previously issued stock  and cancel all 2009 Employee stock based compensation in regards to employee stock based compensation. Employee stock based compensation is valued at the fair market value at the date of grant.

c.
As of September 30, 2010, the Company has accrued, as stock-based compensation 1,919,897 (December 31, 2009 – 1,970,729) common shares at a price of $0.03 (December 31, 2009 - $0.04) per share for a total of $57,597 (2009 - $76,829) payable to the parties referred to in note 14a, 14b and 14c.

10.           Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2010.

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
September 30, 2010
Unaudited

10.          Capital Stock(cont’d)

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	September 30,	December 31,
	2010	2009

Number of Warrants Outstanding at Beginning of Period:	844,988	1,267,482
Number of Warrants Exercised:	-	-
Warrants Expired:	422,494	422,494
Number of Warrants Outstanding at End of Period:	422,494	844,988

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2010
Unaudited

10.          Capital Stock(cont’d)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of September 30, 2010, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of September 30, 2010. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2010. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

11.          Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of September  30, 2010, 233,078 of the warrants were exercised at an average price of $0.28.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2010
Unaudited

11.          Additional Paid-in Capital – Warrants(cont’d)

As of September 30, 2010, 1,456,898 warrants have expired, 233,078 warrants have been exercised and 422,494 warrants remain outstanding and exercisable.

12.          Treasury Stock

During 2010, the Company acquired 40,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,051.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at September 30, 2010 is 82,900 at a total price of $27,285.

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
September 30, 2010
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
September 30, 2010
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
September 30, 2010
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

d)	The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2010	$1,413
2011	$4,023
2012	$3,559

e)
On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$2,140
2011	$10,274
2012	$3,425

f)
On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.  The agreement is effective commencing April  1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2010	$25,737
2011	$102,950
2012	$60,054

g)
In October 2009, the Company entered into a lease in Glace Bay, Nova Scotia, for maintaining the Company’s Atlantic Canada offices and records.  The lease agreement was effective November 1, 2009 for a one year term.  Committed annual payments for 2010 amount to $223.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2010
Unaudited

14.          Commitments and Contingencies (Cont’d)

h)	Contingencies

The Company is party to various other claims and proceedings arising in the normal course of business. Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

i)
Management is of the opinion that employee stock based compensation accrued under an employment contract is no longer owing to an employee who has left the company.  As at September 30, 2010, shares were potentially owing to employees who have left the company under employment contracts where the employees have not signed final releases of any amounts owing.  These common shares have not been accrued in these consolidated financial statements as there ultimate issuance is not determinable.

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
September 30, 2010
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

B)
The Company has determined that its accounting treatment of employee vacation pay was not consistent with its stated vacation pay accounting policy. As a result the Company has restated its comparative balances.

The effect on the, consolidated statement of operations and comprehensive loss and consolidated statement of cash flows for the three and nine month period as at September 30, 2009 is as follows:

Nine Months Ended September 30, 2009	As reported	As restated	Adjustment
Consolidated Statement of Operations and Comprehensive (Loss)
Employee stock based compensation expense	$36,909	$410,187	$373,278
Salaries and Benefits	1,158,189	1,155,308	(2,881)
Net income (Loss)	821,369	450,972	(370,397)
Three Months Ended September 30, 2009
Consolidated Statement of Operations and Comprehensive (Loss)
Employee stock based compensation expense	$58,105	$147,308	$89,203
Salaries and Benefits	333,260	342,511	9,251
Net income (Loss)	741,630	643,176	(98,454)
Consolidated Statement of Cash Flows
Net income (Loss)	821,369	450,972	(370,397)
Employee stock based compensation	36,909	410,187	373,278
Accounts Payable and Accrued Liabilities	(148,104)	(150,985)	(2,881)