Form 10-K
period 2010-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2011-04-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K
_________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2010

Commission File #333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

05-0554486
 (IRS Employer Identification Number)

100 King Street West, Suite 5310, Toronto, Ontario, M5X 1E3
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☑

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 15, 2011
Common Stock, $.0001 par value	38,854,099

Revenues for year ended December 31, 2010: $ 14,287,100.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2010 is: $582,811.

PART I

ITEM 1.  Business

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

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Alberta and British Columbia;

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, through which the Company centralizes back office services in Canada; and,

4.	MBKR Franchising Inc. – a Canadian federally incorporated company, through which the Company acts as a franchisor in Canada of the MortgageBrokers.com business system.

Bankruptcy, Receivership or Similar Proceeding

None.

Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets

None.

Business of Issuer

Products and Services

Operating since 2005, our Company is a mortgage brokerage business whose national agency sales force and franchised sales force services the borrowing and refinancing needs of individual home buyers and owners.  We have access to a full range of mortgage lenders, in excess of 50 banks, trusts and private lender sources, and our agents source and negotiate the loan with competitive rates, terms and features to meet each customer's unique needs.  The Company acts as broker only and is not a lender.  The Company has no mortgage lending related on or off balance sheet’ liabilities in case mortgage financing becomes default.

As a mortgage brokerage, we have access to lenders who lend mortgage funds.  In 2010, we funded mortgage volumes with 55 different mortgage lenders with 96% of the mortgage volumes funded by our top 20 lenders.  Outside our top 20 lenders, the remaining lenders serve very niche product offerings which subsequently results in marginal mortgage origination volumes.

We typically access most of our lenders through the software platform provided by Davis + Henderson Limited Partnership which recently acquired Filogix Limited Partnership (“Filogix”), Canada’s leading technology provider to the mortgage brokerage industry.  Through this software, Filogix connects mortgage brokers with lenders by providing an electronic conduit for submission, approval and funding of mortgage transactions.

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

Mortgage agents are independent subcontracted mortgage consultants who work exclusively under the Company’s brokerage license to provide consumers with unbiased advice on mortgage financing.  Our franchised mortgage brokers conduct business under their own licensure.  Our mortgage broker agents will conduct a needs assessment from the potential borrower and find a suitable mortgage product from a suite of lenders.  Mortgage broker agents will facilitate the communication between the lender and the borrower from application submission to financing.

The following describes our revenue streams from our offered products and services:

1)
For approximately 95 % of all mortgage origination deal flow at our Company, our subsidiaries generate revenue when our licensed mortgage agents place mortgages, on behalf of customers, with third party lenders who in return, pay the Company a commission fee, as follows:

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

The aggregate sum fee for Finder's Fees and Volume Bonus typically ranges between 75 to 130 basis points (0.75 to 1.3%) of the total mortgage volume originated by the Company’s mortgage agents.

2)
For approximately 5% of all mortgage origination deal flow at our Company, commercial, alternative and sub-prime lenders may pay only a nominal referral Finder’s Fee.  For these transactions, our mortgage agents may charge negotiated brokerage fees to generate revenue.

3)
We currently earn commission revenue through the referral and placement of creditor insurance with third party insurance providers.  In general, when a client takes creditor insurance related to the mortgage transaction originated by the Company, the Company earns a gross commission which is, on average, estimated to be 14 basis points (0.14%) of the mortgage amount.

Generally, between 85 to 93% of all received commission revenue is paid to the Company’s mortgage agents.

Markets Served

Operations are presently conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Saskatchewan and Alberta.  Late in 2010, we added British Columbia to our markets served.

Distribution Methods for our Services

The Company provides its services to the consumer through a national sales agency network.  Our national agency sales force are 100% commissioned subcontractors who are registered as mortgage agents with the appropriate regulatory government agency to provide mortgage broker services to the public exclusively under the Company’s brokerage licensure and brand.  Franchised brokerages provide the same services under their own licensure.  Our mortgage agents regionally market themselves under the MortgageBrokers.com brand via the World Wide Web (www), newspapers, magazines, local promotion, billboards, radio, and television.  Our mortgage agents operate offices or desks within real estate offices, have their own retail offices established or operate out of their homes as mobile sales professionals.  The Company does not own, nor is a party to, any retail mortgage agent office leases that are currently established by our mortgage agents.

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

Generally, in the MortgageBrokers.com model, our licensed agents earn between 85 to 93% of received commission fees.  In addition to earned commission fees, our business model also provides our mortgage agents with the potential to earn stock-based compensation in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

The primary services that the Company provides to our national agency and franchised sales network are:

➢	mortgage brokerage licensure (franchisees use their own licensure);

➢	a national brand and related marketing initiatives;

➢	a regulatory compliance service associated with our agent’s transactions;

➢	human resource services where we perform new agent registration, licensure, and insurance coverage;

➢	access to our corporately arranged group health insurance and benefits plan;

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

Prior to contracting with a mortgage agent, and in addition to the minimum regulatory requirements prospective mortgage agents must meet for provincial registration, MortgageBrokers.com reviews the prospective agent’s tenure and experience in the industry, credit bureau history and a minimum of 2 reference checks.  Those mortgage agents that have minimal experience are obligated to work as a mortgage agent under a more senior mortgage agent (referred to within MortgageBrokers.com as a Managing Partner or a franchisee) who will sponsor, supervise and train the inexperienced agent.

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

The following table outlines the estimated size of our sales agency network over the past three years:

YEAR	AGENT COUNT
2008	387
2009	430
2010	375

The Company may also develop and be party to strategic national or regional alliances with real estate brands from time to time with a view to providing our licensed mortgage agents access, on a volume basis, to mortgage referrals in some form of revenue sharing arrangement.  On January 26, 2006, and later modified on May 25, 2006, the Company entered into a referral agreement with RE/MAX Ontario-Atlantic CANADA Inc. (“RE/MAX”) in eastern Canada.  For referrals to our mortgage agents leading to funded mortgages, RE/MAX receives 40 to 60% of the our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.  The Company terminated this agreement on June 12, 2009 as the results of the program did not meet expectations.  On April 12, 2006 the Company entered into a referral agreement with Maxwell Realty Inc. (“Maxwell”) in western Canada.  For referrals to our mortgage agents leading to funded mortgages, Maxwell receives 25 to 40% of our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.

2010 Business Activities and Status of Publicly Announced Products and Services

Expanding upon our business model infrastructure, the Company’s focus through 2010 was towards recruitment and servicing of mortgage agents across Canada.  Regional recruitment activities included introducing and selling the Company’s value proposition to mortgage agents and franchisees via direct presentations, trade shows and arranged meetings.  Regional servicing of existing agents and franchises  included team building, marketing support and services with signage and advertising, facilitating lender product training, realtor referral relationship development, consumer business development and sales training, lender relations management, and consumer servicing support.  The Company also made investments in information technology systems to support our mortgage agents including developing a mortgage agent back office sales support environment.

The following provides further details highlighting our 2010 business activities and their status:

➢
At the beginning of 2010, we had two full time senior sales executives centrally supported by our Canadian sales president servicing sales territories across Canada. These full time senior sales executives divided their time between servicing existing agents in their territory, recruiting new books of business and promoting the Company.  The Company made no changes to our sales management team through 2010.

➢
In January of 2010, a large mortgage agent team representing approximately 27 % of the Company’s book of business at the time, terminated their agent license agreements with the Company.  The Company launched a legal claim against the owners of the team for trademark infringement, passing off, breach of contract, breach of loan agreements.  As of April 15, 2011 the legal proceedings are pending.

➢
Overall, we experienced a 13 percent decline in 2010 over 2009 in the number of licensed agents registered with the Company.  At December 31, 2010, we had 375 licensed mortgage agents operating exclusively under the Company’s licensure.  This net change in our national sales force was due in part to the recruitment of new qualified mortgage agents throughout 2010 by our sales management team; the loss of the aforementioned large team, and the termination of approximately 200 mortgage agents in  a forced attrition program based on performance (the Company also regularly reviews the production level of all of our agents and periodically will terminate our contractual agreement if mortgage agents are unable to demonstrate the ability to increase their production levels).

➢
In March 2010, the Company launched it’s customer relationship management and performance management technology service to the national sales force for their use.  The long awaited program provided our mortgage agents an industry leading technology platform to stay connected with their customers and to measure their performance for revenue management purposes.

➢
In July 2010, the Company launched its Compliance Workbench technology platform to the national sales force.  The Compliance Workbench is a paperless system allowing our compliance operations department to receive mortgage origination files from a mortgage agent.  The system automatically flags and time stamps file deficiencies to promote compliance and respond in a timely manner to any compliance issue that may arise.

➢
Through 2010, the Company continued to develop a central services office where its mortgage agents could go for help with difficult to place mortgage transactions.  The central services office was responsible for $25.1 million in mortgage origination in 2010, a 19.5% increase over 2009 production ($21 million).

➢
The Company did not find that the termination of its agreement with RE/MAX on June 12, 2009 had any material impact to the Company’s mortgage origination in 2010.  Mortgage origination volume from RE/MAX referrals amounted to less than 4% of the Company’s total mortgage origination volume in 2009 at the time of agreement termination.

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

Highlights of the Canadian Association of Accredited Mortgage Professionals (“CAAMP”) Chief Economist report “Annual State of the Residential Mortgage Markets in Canada,” dated November 2010, describe the Canadian mortgage market within which our Company operates as follows:

➢	as of August 2010, there was CAD $1.01 trillion (2009: CAD $$940 billion , 2007: CAD $787 billion) of outstanding residential mortgage credit in Canada;

➢
Growth of residential mortgage credit has slowed in the past year as the recession negatively affected home buying activity.  However the year over year growth rate for 2010 remains strong at 7.6% which represents CAD $71 billion (as compared to 7.1% per year representing CAD $63 billion in 2009).  The volume of residential mortgage credit outstanding is forecast to continue expanding, but at the slower rates of 7% through 2010, 6.5% in 2011, and 6% in 2012;

➢
Another perspective on growth is the volume of new approvals, which includes new mortgages, refinancing of existing mortgages and transfers between lenders, which amounted to CAD $244 billion in 2009 (CAD $75 billion in 2000);

➢
In 2010, based on survey results, on average, 23% of annual mortgages were obtained with the use of a mortgage broker (34% for new mortgages and 17% for renewed mortgages) which represents an annual mortgage origination market of approximately $50 billion (an estimated $550 million in gross revenue);

➢
The rate of mortgage arrears in Canada increased during the recession but has recently eased slightly to 0.42%.  The improving employment situation in Canada should lead to further reductions in the arrears rate.

➢	Based on a survey, approximately 66% of mortgage holders in Canada have fixed rate mortgages and 29% have variable and adjustable rate mortgages (4% have combination mortgages);

➢
For homeowners with mortgages, the owners estimated that the average value of their home to be $291,000 and that they have approximately $146,000 in home equity (approximately 50% of their home value).  For homeowners without mortgages, the average estimated value of their homes is CAD $355,000.  There are approximately 3.75 million Canadian home owners without mortgages (collectively valued at an estimated CAD $820 billion) out of an estimated 9.4 million home owners in Canada.

➢
Based on a survey, approximately 18% of mortgage holders took out equity from their homes within the last 12 months of an average amount of CAD $46,000.  30% of the take-out was for debt reconsolidation and repayment.  Therefore while the amount of outstanding mortgage debt would have increased in Canada by about $13.5 billion, totals for other types of debt would be correspondingly reduced.

➢	Overall, 22% of mortgages have an amortization of greater than 25 years (compared to 18% last year).

According to CAAMP, in most Canadian provinces, housing demand is driven by job creation and affordability – the investment motive is largely absent.

Competitive Market Conditions

Mortgage origination in Canada can be segmented into three broad categories and their estimated relative market share: (i) bank branch networks - 50%; (ii) bank mobile mortgage sales teams - 25%; and (iii) mortgage brokers - 25% (30% in 2009).  Over the past decade, the relative share for the bank branch networks had decreased as consumer demand for accessibility and specialization intensify.  In the past year the mortgage broker channel has lost ground to bank branch networks and bank mobile sales teams, possibly due to:

➢	tightening of lender credit criteria in Canada which has put the broker channel more in direct competition with the bank channels; and

➢	loss of many non-traditional lenders that were available to brokers resulting in less choices and less of a broker niche channel.

Our Company’s direct competition in the Canadian marketplace is the major bank mobile mortgage sales teams and the consolidating mortgage brokerages.

According to CAAMP, mortgage brokers captured 25% of the Canadian annual mortgage origination market in 2010 (30% in 2009), although if you isolate new mortgages in the past year, this number increases to 40%.  Most industry sales referral relationships have been established at the individual mortgage agent level.

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

The competitor mobile sales teams of the major banks compete with mortgage brokers by leveraging bank brand appeal, exclusive mortgage products and leveraging a captive bank customer base, especially in the refinancing and equity take-out market.

Highlights from a 2010 Deloitte publication entitled, ”Winning Strategies in the Brokered Mortgage Marketplace”, describes the Canadian mortgage brokerage strategies expected to gain the most traction in the future as being:

➢	banks will continue to make investments to participate and compete in the brokerage channel;

➢	there will be continued consolidation in the brokerage channel into super-broker networks;

➢	brokers will need to evolve from ‘rate shoppers’ to advisors offering value-added benefits to succeed in a hypercompetitive marketplace; and,

➢	the “broker as advisor” value proposition will be the most successful approach for the broker channel.

Our Business Model Market Positioning

We have positioned ourselves in this competitive landscape to the mortgage broker industry as a very service oriented company that incorporates stock-based compensation into our value offering to attract long-term value builders within the broker sales networks.  Our management team firmly believes that we have positioned ourselves to be a long term value creator in our industry and we continue to evolve our business plans, market positioning and service offerings to accommodate an ever changing industry but remain a long term value builder.

As more fully described in the previous sections discussing our distribution methods for our services and the status of our products and services to our agents, our centralized services reduce our agents overhead allowing them to focus on their core strength of sales and marketing.

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

At December 31st, 2010 the Company accrued, stock-based compensation equal to 1,499,053 common shares at $0.015 per share totalling $22,486 which is payable to our existing mortgage agents.

Patents, trademarks, licenses, franchises, Agent Agreements and Commitments

The following summarizes trademarks, agreements and arrangements we have in place to protect our market positioning:

a)	On December 3, 2009, we successfully registered a trademark (No. TMA754,451) with the Canadian Intellectual Property office of Industry Canada for our name and design as follows:

b)
The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure.  Generally, in the MortgageBrokers.com model, our licensed agents earn 85-93% of received commission fees.  In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time, typically 5 to 8 years.  In practice, recruited mortgage sales agents execute an exclusive and confidential agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor.  The mortgage agents agree to operate under the terms of the sales agreement, the mortgage broker licensure, and brand of the Company and allow the Company to earn typically 15% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services.  No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business.  The Company does not have an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

c)
Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume.  In summary, and on a pro rata basis, Maxwell has the opportunity to earn 3,000 warrants (1 warrant convertible to 1 share) for every $10,000,000 in funded mortgage origination that were a result of a Maxwell referral annually.  Warrants earned between 2006 through 2011 are fully earned and vested assuming our agreement is in good standing with Maxwell on December 31, 2011.  To-date the Company has not issued any warrants to Maxwell related to this program.  At December 31, 2010, the Company accrued stock-based compensation payable to Maxwell. The accrual related to mortgage referral was comprised of 32,548 common shares at $0.015 per share. The valuation of such accrual was based upon the December 31, 2010 closing price of the Company’s stock and resulted in a payable to Maxwell equal to $488.  To date, no stock warrants have been issued to Maxwell or its sales agents pursuant to this program.  The Company is preparing to finalize the plan for registration purposes.

d)
The Company became a franchisor in the fall of 2008 offering franchise opportunities to the mortgage broker market place across Canada.  In 2009, the Company sold one franchise which held a long term agreement (5 years) with a financial planning team who wished to expand their product offering to the market place and secure the territory.  In 2010 the Company sold 2 more franchises with long term agreements.  The Company will continue to aggressively sell franchise opportunities in Canada to stabilize it’s long term book of business and resulting revenue streams.

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

As required for licensure in some Canadian provinces, our organization maintains an errors and omissions liability insurance policy through Encon Group Inc. The policy covers the organization and its national network of mortgage agents from legal claims that brokers are exposed to on a daily basis.  Our current policy provides coverage up to CAD $5 million per incident and up to CAD $10 million in aggregate.

The Company became a Canadian franchisor near the end of 2008.  The franchisor disclosure regulations are provincially regulated.  In Ontario, for instance, franchisors are regulated by the Arthur Wishart Act (R.S.O., 2000).  Compliance to the Ontario act generally guarantees compliance in the Province of Alberta.  MortgageBrokers.com franchisees operated under their own brokerage licensure.

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

Canada Revenue Agency issued a Notice, pursuant to the passing of Bill C-9, the Jobs and Economic Growth Act in February 2010 that discussed modifications to the definition of “Financial Services” as it applies to the current 13 percent Canadian Harmonized Goods and Services Tax (“GST/HST”).  Prior to this year, financial services agents (like mortgage brokers, insurance agents, financial advisors, etc.) were GST exempt.  Finance’s legislative proposals would generally apply to services provided after December 14, 2009 and retroactively to past transactions in certain circumstances.  The CRA has taken the position that it can generally assess taxpayers based on such proposals even before they become law.  CAAMP says this notice raises “important and serious questions on the definition of GST/HST exempt financial services (mortgage brokers presently fall into that category, as do insurance brokers and financial advisors).  CAAMP has engaged its auditors, KPMG, to seek clarification, and has also been in contact with officials in Ottawa.  The concern is that broker compensation could potentially be subject to a 13 percent GST/HST tax on all revenue, payable to Revenue Canada.  In March 2010, a press release from Revenue Canada on the matter suggests that the original press release was poorly worded and that CRA has no intention of changing the interpretation of Financial Services.  It would appear that the mortgage brokerage industry remains GST/HST exempt.

Research and Development Activities in Past Two Years

None.

Environmental Compliance Costs and Effects

None.

Employees

At December 31, 2010, our Company had 11 employees, all of which were full-time.

ITEM 1A.  Risk Factors.

We are exempt from this reporting because we are a smaller reporting company.

ITEM 1B.  Unresolved Staff Comments.

We are exempt from this reporting because we are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. Properties.

The Company’s principal executive offices and subsidiaries are located at 100 King Street West, Suite 5310, Toronto, Ontario, CANADA, M5X 1E3.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.

The Company negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and is party to a five (5) year lease which commenced May 1, 2007.

The Company negotiated and executed a lease for its corporate office in Glace Bay, Nova Scotia, Canada, and is party to a twelve (12) month renewable lease which commenced November 1, 2009.

ITEM 3.  Legal Proceedings.

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CAD $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.

The Company also sought injunctive relief from the Superior Court of Justice in Ontario for the defendants’ actions after a licensing agreement was terminated.  On March 31, 2010, Mr. Justice Beaudoin dismissed the injunction.

On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada.  The counter claim asserted a number of claims in the amount of $550,000 arising out of commission holdbacks by the Company.  The counter claim was settled following the plaintiffs paying out agent commissions of $223,734 and placing $373,244 with the Court pending a resolution to the plaintiff’s original claim.

The matter is still before the courts and is expected to be heard later in 2011.  The Company reasonably expects, at a minimum, to recover a portion, if not all of the funds it placed in trust with the Courts.

MortgageBrokers.com Financial Group of Companies Inc. v. Ralph Canonaco et. al.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement.

On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $35,000,000, unjust enrichment in the amount of $950,000, breach of trust and misappropriation of trust funds in the amount of $50,000, and breach of contract in the amount of $50,000, arising out of a brokerage agreement and the associated services provided.

Ralph Canonaco et. al. via their counsel have communicated to the Company to not file a defence to the counter-claim as the parties would like to settle with the Company.  The actions are currently stayed pending a mediation scheduled to be held in the summer of 2011.  Company management believes that the Company will recover a reasonable portion of its original claim if not all and that the counterclaim is vexatious and frivolous and has no grounds to proceed.

HSBC Bank Canada v. MortgageBrokers.com Financial Group of Companies Inc. et. al.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against various entities, including FGOC et. al.  The statement of claim filed asserted claims of breach of agreement, conspiracy and concealment and is claiming $651,000 plus costs and interest arising out of a real estate transaction and mortgage funding.

Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter. The statement of claim specifically notes that the Company had a duty to supervise the mortgage agent and in fact did so supervise that mortgage agent.

Other Matters in the Normal Course of Business

The Company or its subsidiaries is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4.  (Removed and Reserved).

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

2010	High	Low
First Quarter	$0.07	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.07	$0.03

2009	High	Low
First Quarter	$0.12	$0.06
Second Quarter	$0.16	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.10	$0.04

Holders

On December 31, 2010, there were 325 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2010 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	0
Equity Compensation Plans not Approved by Security Holders	0	0	19,500,000
Total			19,500,000

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management.  As of December 31, 2010, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2011.  The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2011.  Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

2009

None.

2010

None.

Repurchases of Securities

No repurchases were made by our Company or an affiliate in a month within the fourth quarter of the fiscal year 2010.

ITEM 6. Selected Financial Data.

We are exempt from reporting this item as a smaller reporting company.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the fiscal years ended December 31, 2010 and 2009.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2010 and notes thereto appearing elsewhere in this Form 10K.

Significant Accounting Policies and New Pronouncements

The following are the most significant accounting policies that have a substantive impact on the underlying discussions and analysis:

Revenue Recognition

Revenue consists of mortgage brokerage fees, finders’ fees and insurance commissions. The revenue from brokerage fees and finders’ fees are recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured which typically occurs when the brokerage fee or finders' fees from the lender has been advanced.  Insurance commission revenues are recognized when collection is reasonably assured which typically occurs when the insurance commission fees from the insurance provider has been advanced.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718.

Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-13 on its financial position, results of operations or cash flows to be material.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). ASU 2010-28 addresses when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments are effective for fiscal years, and interim periods within years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the guidance will have a material impact on its financial statements.

Liquidity

At December 31, 2010, we had $752,422 in cash; $43,765 in prepaid expenses, $85,598 in equipment and $1,463 in capital leased equipment totalling $883,248 in assets.  Comparatively, at December 31, 2009, we had $2,012,964 in cash, $2,767 in restricted cash comprised of referral fees held in trust for the Retirement Savings Plan accounts owned by RE/MAX sales agents (the funds will be released upon the completion of certain administrative agreements); $19,236 in prepaid expenses, $106,935 in equipment and $1,968 in capital leased equipment, totalling $2,143,870 in assets.

At December 31, 2010, we had $1,266,166 in accounts payable and accrued liabilities related to mortgage agent commission fees payable for deferred revenue, employee tax deductions payable equal to $231,023, related party loans payable equal to $482,832 and accrued stock-based compensation equal to $29,881.  Total liabilities equalled $2,009,902.  Comparatively, at December 31, 2009, the Company had accounts payable and accrued liabilities equal to $1,987,786, bank indebtedness equal to $65,104, employee tax deductions payable equal to $219,759, related party loans payable equal to $359,138, trust liability of $2,767, and accrued stock-based compensation equal to $98,199. Total liabilities equaled $2,732,753.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2009:

a)
Cash and cash equivalents decreased by 63% from 2009 to $752,422.  This was primarily due to a loss of cash from operating activities of $1,362,431 as a result of an overall 15% reduction in revenue, a pay-out of CAD $596,978 associated with settlement of a counter claim, paying down of accounts payable and paid out of an outstanding bank loan.

b)
Prepaid expenses increased by 128% from 2009 to $43,765.  There is no trend in pre-paid expenses although as the Company grows it is expected to increase in general.  Pre-paid expenses are based on the amount in a given point in time based on current business activities at that time.  The pre-paid expenses are associated with ongoing legal expenses and insurance policies.

c)	During the reporting period the Company paid an outstanding credit facility of $65,104 in full.

d)
Accounts payable and accrued liabilities decreased by 36% to $1,266,166 as compared with 2009 primarily associated with paying down accounts payable and a decrease in agent commissions work in progress payables.

e)
While it appears that the Company’s employee taxes payable increased by 5% between reporting periods, in fact this was offset with a decrease in the foreign exchange rate of 5% (as all of our operations are in Canada) between periods and in fact there was little change in the outstanding employee taxes payable between periods while the company renegotiated with the Canada Revenue Agency an ongoing payment plan.

f)
Stock-based compensation accruals fluctuate year to year.  The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence.  Thus, it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

g)	Advances from a related party increased 34% to $482,832, as compared with 2009.

Capital Resources

Total revenue for the period ending December 31, 2010 was $14,287,100 (December 31, 2009:  $16,851,224). The Company realized net cash loss from operating activities of $1,362,431.  Due to an approximate decrease of 18% in the Company’s mortgage origination during the reporting period as compared to 2009, with only a corresponding decrease of 8% in the Company’s total operating expenses, the Company experienced a significant net cash loss from operating activities.  The Company decreased its total cash and cash equivalent position at the end of 2010 by $1.26 million or 63% as compared to the beginning of 2010.  In the event of unforeseen impacts to cash flow or until the Company increases its origination volume, revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders as the company’s fall-back position to meet working capital requirements if required. The Company is also exploring making a restructuring change to improve our capital resources and liquidity.

Results of Operations

The following summarize material trends and outlooks related to our comparative income statement:

1)           Gross revenue decreased by 15% from 2009 to $14,287,100;

2)           Operating expenses decreased in 2010 by 8% to $14,781,109 as compared with 2009; and,

3)           We reported a loss of $494,009 in 2010 as compared to earnings of $863,679 in 2009.

Unusual or Infrequent Events that affect Reported Income

a)
The Company cancelled its employee stock-based compensation program at the end of 2009 and staff cancelled their outstanding stock-based compensation and accruals (which translated to a negative expense charge).  The Company cancelled employee stock-based accruals in the amount of $ 1,650 in the reporting period and $264,993 in 2009.

b)
For the period ending December 31, 2009, the Company recorded in the statement of operations a recovery of legal judgment in the amount of $757,521.  On October 27, 2006, Trisan Equitable Corporation (“Trisan”) commenced an action in the Ontario Superior Court in Ontario, Canada against several parties including MortgageBrokers.com Holdings, Inc. (the ``Company``)  its subsidiary MortgageBrokers.com Inc., and Alex Haditaghi, our principal shareholder, sole director and chief executive officer and several corporate affiliates of Mr. Haditaghi.  The statement of claim filed by Trisan asserted a number of claims in the aggregate amount of approximately CAD $1.4 million, arising out of a loan agreement with Trisan dated January 27, 2005.  In January 2007, the Company filed a statement of defense, cross claim and counter claim in response to Trisan`s statement of claim.  On October 3, 2007, a partial summary judgment from the Ontario Superior Court was awarded to Trisan regarding the matter in an aggregate amount of CAD $748,671 plus 500,000 shares of our common stock.  The October 3, 2007 partial summary judgment was appealed by us but the judgment was upheld on appeal by the Ontario Court of Appeal on March 31, 2008.  On July 8, 2009, a full and final settlement agreement was executed between Trisan and the defendants including MortgageBrokers.com Holdings, Inc. and its subsidiary, MortgageBrokers.com Inc., regarding the prior summary judgment awarded to Trisan and all outstanding and related matters.  The Agreement provides for a mutual final and full release and discharge regarding the Company and our subsidiaries for all matters up to and including July 8, 2009 related to the original claim and action, counterclaim, judgment, and appeal between Trisan and the Company and its subsidiaries.  The Trisan settlement agreement required a third party company, of which our Chief Executive Officer is a related party, to be encumbered with a financial arrangement.  The settlement agreement does not provide for the payment of any monies, the creation of any obligations or any encumbrances in favor of Trisan, by or upon Mortgagebrokers.com Holdings Inc. or its subsidiary MortgageBrokers.com Inc. other than the release of 500,000 shares of Mortgagebrokers.com Holdings Inc. common stock which were issued in 2006 to Trisan related parties in escrow.

c)
Financial market conditions in 2009 and 2010 may have had a negative impact on the market for our securities as a perceived mortgage finance company.  If so, this may have had a negative impact on the market price of our securities which would have a direct impact on reducing and reversing stock-based accrual expenses for 2009 and 2010.

d)
In January of 2010, a large mortgage agent team representing approximately 27 % of the Company’s book of business at the time terminated their agent license agreements with the Company.  The Company launched a legal claim against the owners of the team related to trade mark infringement and passing off, breach of contract and breach of loan agreements and legal proceedings are pending.

Revenue Trend Analysis

Gross revenue in 2010 decreased by 15% from 2009 to $14,287,100 and this has been the Company’s first negative rate of growth year over year reported since inception.  Management believes our negative revenue growth experienced between 2009 and 2010 was directly related to a reduction in the number of company mortgage agents and an overall mortgage origination malaise due to recessionary pressures despite low interest rates and a general lack of recruitment of quality mortgage brokers during recessionary times as agents do not want to undergo a brand change and possibly affect their mortgage origination further during a market down turn.  As discussed in more detail in Item 1 within this Form 10-K, our sales management team experienced a decrease in the number of our mortgage agents by 13% in 2010 as compared to 2009 which would have had a negative impact to top-line revenue numbers.

The following summarizes the factors that affect our revenue and their associated trends:

1.
Currently, revenue for the Company can be divided into three streams:  broker fees charged predominately to private lender customers or commercial lender customers where-in the lender does not pay an origination commission fee; origination commission fees paid by most lenders and trust institutions, and creditor life insurance commissions paid by the insurance carrier.  The Table below summarizes revenue for the last four fiscal periods by revenue stream:

REVENUE ORGANIZED BY REVENUE STREAM (CAD $)
	YE 2007		YE 2008		YE 2009		YE 2010
	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)
		(bps)		(bps)		(bps)		(bps)
Broker Fee Revenue	$278,098	2.4	$713,814	4.8	$1,041,606	5.98	$272,591	1.91
Origination Commission Revenue	$10,611,556	89.8	$15,739,449	106.6	$17,799,242	102.2	$14,408,870	101
Insurance Revenue	$128,050	1.1	$392,813	2.7	$372,774	2.14	$117,775	0.82
Total Revenue	$11,017,704	93.3	$16,846,076	114.1	$19,213,622	110.31	$14,799,236	103.46
Funded Origination Volume	$1,181,255,045		$1,476,237,926		$1,741,860,068		$1,430,397,412

a.
Approximately 97% of the Company’s revenue in 2010 came from origination commission fees, 2% came from broker fees and 1% came from insurance commission fees.  This break-down has been relatively consistent over the recent past.

b.
Broker Fee revenue decreased 74% from 2009 to 2010.  Management attributes this decrease to the lack of large real estate financings (and associated broker fees) that have taken place during the economic down turn.

c.
In 2010, the Company received approximately 101 basis points from lenders such as banks and trust companies who pay the Company an origination commission fee.  The basis point revenue has remained consistent for the past two reporting periods.

d.
We currently earn additional commission revenue through the referral and placement of creditor insurance with Benesure Canada Inc.  The Company earns revenue in the form of an upfront fee as well as an on-going trailer fee.  In 2010, the Company earned CAD $117,775 from creditor insurance sales which is a decrease to sales reported in 2009.  Management believes that the decrease in fees is associated with, in part, recessionary pressures whereby consumers do not want to invest in creditor insurance, as well as a new arrangement with Benesure whereby the agents portion is now paid directly to the agent and does not show up on the Company’s books.

2.
In 2010, approximately 71.4% of the Company’s revenue came from multi-product depository banks and trust institutions.  23.4% of the Company’s revenue came from monoline lenders who have a single product offering and sell exclusively through the mortgage broker sales channel.  5.3% of our revenue comes from broker fees associated with private lenders.  This break-down has been relatively consistent over the past three years, and the rate of negative growth, year over year,  has been consistent across the market between lender types.  Our contracted mortgage brokers are required to find the best terms for a customer that meet the customer’s needs.  The Company has no control over directing associated deal flow.  In general, the Company earns its highest fees from private lenders.

The number of financial institutions available to mortgage brokers has changed from 2008.  Mortgage brokers lost 4 depository banks and trusts who lend via the mortgage broker channel such as Wells Fargo and HSBC.  The greatest decrease in lenders available to the mortgage broker channel has been Monoline Lenders where the industry has lost approximately 12 lenders.  There has been no relative change to the number of private lenders available to the industry.

The Table below summarizes revenue for the last three fiscal periods by lender category:

REVENUE ORGANIZED BY LENDER CATEGORY (CAD $)
	F2007	F2008	F2009	F2010
LENDER CATEGORY
DEPOSITORY BANKS & TRUSTS (23*)	$8,629,309	$11,623,314	$13,450,421	$10,288,369
MONOLINE LENDERS (14*)	$1,990,521	$4,187,297	$4,340,545	$3,368,326
PRIVATE LENDERS (26*)	$269,824	$642,652	$1,041,606	$761,175
TOTALS:	$10,889,654	$16,453,263	$18,832,573	$14,417,870

*: Number of lending institutions

3.
The Company operates two sales channels for originating mortgages.  Approximately 99.8% of our mortgage origination volume is sourced directly through our mortgage broker sales channel which consists of 375 mortgage agents (as further described in Item 1 of this Form 10-K).  Approximately 0.2% of our mortgage origination volume in 2010 was sourced through our real estate sales channel wherein the Company established regional referral contracts with strategic alliance partners RE/MAX in Eastern Canada and Maxwell in Western Canada (as further described in Item 1 of this Form 10-K).  In general, the Company, as well as its agents, in aggregate, earn up to 30 basis points less when deal flow is sourced through a strategic alliance partner via the real estate sales channel.  The long term intended trade-off is that the Company expects to source significant mortgage origination volume through the real estate channel, although this is currently being monitored for substantiation purposes.  The reported drop in mortgage originations sourced through our real estate sales channel from 2009 to 2010 is likely associated with our termination of the RE/MAX agreement in June 2009 as previously described.  The Table below summarizes mortgage origination by sales channel over the past three years:

Company Mortgage Origination Summarized by Sales Channel (CAD $)

CHANNEL	YE 2007	YE 2008	YE 2009	YE 2010
Mortgage Broker Sales Channel	$1,025,316,928	$1,318,536,854	$1,678,825,663	$1,428,138,076
Real Estate Sales Channel	$155,938,117	$157,701,073	$63,034,405	$2,259,336
GRAND TOTAL	$1,181,255,045	$1,476,237,927	$1,741,860,068	$1,430,397,412

4.	The Table below summarizes mortgage origination by sales territory across Canada over the past four years and we provide the following comments:

Company Mortgage Origination summarized by Sales Territory (CAD $)

TERRITORY	YE 2007	YE 2008	YE 2009	YE 2010
Ontario	$737,109,325	$1,023,862,909	$1,339,030,063	$1,105,930,199
Alberta	$362,226,815	$320,782,600	$286,235,237	$244,893,685
Atlantic Canada	$81,918,905	$131,592,418	$116,594,768	$79,573,528
GRAND TOTAL	$1,181,255,045	$1,476,237,927	$1,741,860,068	$1,430,397,412

a.	77% of our volume in 2010 was originated from the Province of Ontario, 17% our volume in 2010 was originated from the Province of Alberta and 6% our volume in 2010 was originated from Atlantic Canada;

b.	Commission fees (as described in section 1 heretofore) do not vary by geographical region as our lenders are typically federally chartered and offer the same service in each territory;

c.
There is no difference in per unit revenue on a basis point basis for origination from one sales territory to another, although the size of mortgages, in general, are greater in Alberta and Ontario than Atlantic Canada;

d.
The Company has experienced its first negative growth in mortgage origination in Ontario which declined by approximately 17% in 2010 over 2009.  Mortgage origination in Alberta has been declining since 2008 and experienced its greatest negative growth rate in 2010 of about 15%.  Mortgage origination in Atlantic Canada has been declining since 2009 and experienced its greatest negative growth rate in 2010 of about 32%.  Management believes that the downturn in mortgage origination volume in Alberta and Atlantic Canada in 2010 over 2009 was because these regions were first most affected by a market downturn in Canada related to the North American economic recession in 2008 and 2009.

Management believes the down turn in Ontario was atypical and was related to the one-time event of losing a large mortgage origination team in January 2010.  However, the effect of losing the large team in January 2010 was minimal to the Company’s bottom line as the team was receiving an elevated commission split of 95% of the lender’s commission for their origination volume.

e.	The Company is able to manage its regional sales management expenses proportionately to the respective revenue distribution by territory.

Expense Trend Analysis

The Company’s operating expenses decreased in 2010 by 8% over 2009 primarily due to a one time legal expense recovery in 2009, a reduction in agent commission fees paid (due to a reduction in overall funded mortgage origination) and a reduction in salaries and benefits expenses paid.  The primary components that comprise the Company’s operating expenses are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation for which the following trends are observed by management:

•	83% of the operating expenses in 2010 were associated with agent commissions. Agent commission fees as a percent of revenues were fairly consistent between periods increasing by 1% from 2009 to 2010.

•
9% of the operating expenses in 2010 were associated with salaries and benefits.  Costs associated with salaries and benefits decreased by 22% compared to 2009 as the company consolidated staffing resources in consideration of an overall decrease in Company top-line origination and revenue.

•	General and administrative expenses between periods increased by 15% from 2009 to 2010, likely associated with an overall increase in legal fees for the year.

•	Occupancy costs increased a nominal 6% from 2009 to $151,266 and is related, in part, to an increase in the Canadian dollar relative to the U.S. dollar between the periods of 5%.

Off-Balance Sheet Arrangements

None

Tabular Disclosure of Contractual Obligations

We are exempt from this reporting as a smaller reporting company.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exempt from reporting this item as a smaller reporting company.

ITEM 8.  Financial Statements and Supplementary Data.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-2.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The following describes changes in and disagreements with accountants on accounting and financial disclosures through 2009 and 2010.  On May 11, 2008, the board of directors of the Company approved the engagement of McGovern, Hurley, Cunningham, LLP, as its new independent accountant.  During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with McGovern, Hurley, Cunningham, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Regulation S-K.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2010, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Registrant Director and Executive Officer

The following table sets forth, as of December 31, 2010, the name and age of our sole director and executive officer.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	38	President, CEO, CFO, Chief Accounting Officer and sole Director

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

Significant Contributing Management

The following table sets forth, as of December 31, 2010, the names and ages of our Canadian operations management team.

Name	Age	Position
Dong Lee	38	Vice President of Operations
Robert Hyde	47	Vice President of Finance & Administration
Daniel Putnam	54	President of Sales - Canada
David Mercer	51	Vice President of Sales-Alberta

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

Mr. Hyde graduated from the Richard Ivey School of Business, University of Western Ontario (MBA) in 2003 and received his Masters of Engineering degree from University of Windsor in 1990.  He has been a licensed Professional Engineer in the Province of Ontario for 10 years and has completed numerous executive training courses including the Art of Negotiation.

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

Compliance with Section 16(A) of the Exchange Act

Mr. Haditaghi has yet to file a Form 5 for 2009 and 2010 but plans to in the very near future.

ITEM 11.  Executive Compensation.

The following summarizes the Companies named officer and director, as identified in Item 10 of this Firm 10-K, compensation:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2010 2009	0 4,752	0 263,158	0 0	0 0	0 0	0 0	0 0	$ $	0 $267,910

Footnotes:

1:  The executive’s base salary was paid in Canadian dollars.  In Canadian dollars, the base salary was $0 in 2010 and $0 with a bonus of $300,000 in 2009.  It was converted to USD for presentation in the table as required using the conversion factor (USD $1.0 = CAD $1.14), the annual average exchange rate for 2009 as reported by the Bank of Canada.

Narrative Disclosure to the Summary Compensation Table

The employment agreements for executive officers are presently being prepared.  The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 1, 2011.  The company is currently in the process of preparing employment agreements which are expected to be executed in 2011.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR END TABLE
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

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at December 31, 2010, no options to Company employees, officers or directors are outstanding.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name of Beneficial Owner (2)	Number of Total Shares	Percent of class (1)

Alex Haditaghi	25,734,000	66.2%

All executive officers and directors as a group	25,734,000	66.2%

 (1) Based on 38,854,099 shares of common stock issued and outstanding as of December 31, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2010, the controlling shareholder and Chief Executive Officer of the Company had advanced $482,832 (December 31, 2009 - $359,138) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

ITEM 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company's fiscal year ended December 31, 2010, we have incurred $86,500 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2009, we had incurred $69,535 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2010, there were no other audit related fees.

Tax Fees

To-date, for the Company's fiscal year ended December 31, 2008, the Company has not incurred expenses for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

None.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

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

Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 15, 2011
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 AND 2009 AUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive (loss) income, statements of stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as at December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

McGOVERN, HURLEY, CUNNINGHAM, LLP

/s/ McGOVERN, HURLEY, CUNNINGHAM, LLP
Chartered Accountants
Licensed Public Accountant

TORONTO, Canada
April  6, 2011

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash	$752,422	$2,012,964
Referral fees held in trust – restricted (note 3)	-	2,767
Prepaid expenses	43,765	19,236
Total Current Assets	796,187	2,034,967
Equipment, net (note 4)	85,598	106,935
Equipment Under Capital Leases (note 5)	1,463	1,968
Total Assets	$883,248	$2,143,870
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness – current portion (note 6)	$-	$65,104
Accounts payable and accrued liabilities	1,266,166	1,987,786
Advances from related party (note 7)	482,832	359,138
Trust liability (note 3)	-	2,767
Employee tax deductions payable (note 8)	231,023	219,759
Stock-based compensation accrual - current portion (note 9a)	7,395	19,720
Employee stock-based compensation accrual (note 9b)	-	1,650
Total Current Liabilities	1,987,416	2,655,924
Stock-based Compensation Accrual (note 9c)	22,486	76,829

Total Liabilities	2,009,902	2,732,753
Commitments and Contingencies (notes 1 and 17)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,854,099 (2009: 42,976,548) issued and outstanding (note 10)	3,885	4,298
Additional Paid-in Capital	6,018,363	5,858,352
Additional Paid-in Capital - Warrants (note 11)	175,365	335,183
Subscription (Cancellation) of Stock	-	(220)
Treasury Stock (note 12)	(27,286)	(25,234)
Accumulated Other Comprehensive Income	100,895	142,605
Accumulated Deficit	(7,397,876)	(6,903,867)
Total Stockholders' Deficit	(1,126,654)	(588,883)
Total Liabilities and Stockholders' Deficit	$883,248	$2,143,870

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2010 and 2009

	2010	2009

Revenue	$14,287,100	$16,851,224

Expenses
Commission and agent fees	12,273,610	14,287,627
Salaries and benefits	1,301,274	1,668,413
General and administrative expenses	1,087,931	949,102
Employee stock-based compensation (note 9b)	(1,650)	(264,993)
Legal judgement	-	(757,521)
Stock-based compensation (note 9a)	(12,325)	(47,938)
Stock-based compensation (note 9c)	(54,343)	(21,842)
Occupancy costs (note 13)	151,266	142,521
Depreciation expense	35,346	27,981

Total Operating Expenses	14,781,109	15,983,350

(Loss) income from Operations	(494,009)	867,874

Other Expenses
Interest, Finance and Other Expenses	-	(4,195)

(Loss) income Before Income Taxes	(494,009)	863,679

Provision for income taxes (note 14)	-	-

Net (loss) income	(494,009)	863,679

Foreign Currency Translation Adjustment	(41,710)	(70,802)

Total Comprehensive (Loss) Income	$(535,719)	$792,877

Net (Loss) Income per Share – Basic (note 15)	(0.01)	0.02
Net (Loss) Income per Share - Diluted (note 15)	(0.01)	0.02

Weighted Average Number of Shares Outstanding - Basic During the Year	42,357,126	42,976,548

Weighted Average Number of Shares Outstanding - Diluted During the Year	44,771,673	46,300,265

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2010 and 2009

	Capital Stock	Capital Stock Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription (Cancellation) Of Stock	Subscription Receivable	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2008	42,976,548	$4,298	$5,923,372	$489,243	$8,240	$(227,540)	$(25,234)	$213,407	$(7,767,546)	$(1,381,760)
September 30, 2009- subscription receivable; adjustment (note 10)	-	-	(211,540)	-	(8,460)	220,000	-	-	-	-
September 30,2009- warrant subscription adjustment(note 11)	-	-	-	(7,540)	-	7,540	-	-	-	-
July 9, 2009- expiration of warrants(note 11)	-	-	146,520	(146,520)	--	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(70,802)	-	(70,802)
Net Income for the year		-	-	-	-	-	-	-	863,679	863,679
Balances at December 31, 2009	42,976,548	$4,298	$5,858,352	$335,183	$(220)	$-	$(25,234)	$142,605	$(6,903,867)	$(588,883)
January 1, 2010- cancellation of stock (note 10)	(37,449)	(4)	(216)	-	220	-	-		-	-
January 21, 2010- purchase of treasury shares (note 12)	-	-	-	-	-	-	(2,052)	-	-	(2,052)
July 9, 2010-expiration of warrants(note 11)	-	-	159,818	(159,818)	-	-	-	-	-	-
November 9, 2010- cancellation of shares(note 10)	(4,085,000)	(409)	409	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(41,710)	-	(41,710)
Net (Loss) for the year	-	-	-	-		-	-	-	(494,009)	(494,009)
Balances at December 31, 2010	38,854,099	$3,885	$6,018,363	$175,365	$-	$-	$(27,286)	$100,895	$(7,397,876)	$(1,126,654)

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010		2009
Cash Flows from Operating Activities
Net (loss) income		$(494,009)		$863,679
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation		35,346		27,981
Employee stock-based compensation		(1,650)		(264,993)
Recovery of legal judgment		-		(757,521)
Stock-based compensation accrual		(66,668)		(69,780)
(Increase) decrease in net assets:
Referral fees held in trust		(2,821)		(16,588)
Prepaid expenses		(22,549)		104,646
Accounts payable and accrued liabilities and Employee tax deductions payable		(812,901)		451,901
Trust liability		2,821		16,588

Net Cash provided by Operating Activities		(1,362,431)		355,913

Cash Flows from Investing Activities
(Purchase) of equipment, net		(7,919)		(5,776)
Net Cash used in Investing Activities		(7,919)		(5,776)
Cash Flows from Financing Activities
Purchase of treasury stock		(2,052)		-
(Repayments of) obligations under capital leases		-		(1,742)
Advances from related party		109,295		222,846
(Decrease) in bank indebtedness		(66,367)		(65,703)

Net Cash provided by (used in) Financing Activities		40,876		155,401

Net Increase in Cash		(1,329,474)		505,538

Effect of exchange rates on cash		41,932		245,105

Cash - Beginning of Year		2,012,964		1,262,321

Cash - End of Year		$725,422		$2,012,964
Supplemental Cash Flow Information
Interest paid	$			$4,195
Income taxes paid	$		$

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2010, the Company generated a net loss of $494,009 (for the year ended December 31, 2009, the Company generated net income of $863,679). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has devoted substantially all of its efforts to establishing its current business. Management continues to develop and execute its business model, business plans and strategic marketing plans which includes: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of  strategic marketing plans and sales execution strategies; preparation of a financial plans, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop our referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.               Summary of Significant Accounting Policies

These accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America, and their basis of application is consistent.  Outlined below are those policies considered particularly significant:

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

2.               Summary of Significant Accounting Policies(Continued)

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

e)    Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the consolidated financial statements in any individual year.  Significant estimates in these consolidated financial statements include the going concern assumption, stock-based compensation, future income tax assets and liabilities and contingencies.

f)    Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accounts payable and accrued liabilities, advances from related party  and all other current liabilities approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the  Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

h)         Share-based Payment

The Company adopted the disclosure requirements of ASC 718 (formerly SFAS No. 123R) "Share-Based Payment" ("ASC 718") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  For restricted stock, the fair value is determined based on the quoted market price.   ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

j)         Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding plus potentially dilutive securities (if dilutive) related to stock options and warrants for the year.

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
December 31, 2010 and 2009

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

In April 2010, the FASB issued ASU 2010-13, "Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force". ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718.

Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the impact of adopting ASU 2010-13 on its financial position, results of operations or cash flows to be material.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350). ASU 2010-28 addresses when to perform step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments are effective for fiscal years, and interim periods within years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the guidance will have a material impact on its financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

3.                Referral Fees Held in Trust and Trust Liability

Pursuant to service agreements, a portion of RE/MAX referral fees charged to the Company were payable to RE/MAX agents and were paid into a Registered Retirement Savings Plan ("RRSP") account on behalf of the respective agent, administered as the RE/MAX Agent Retirement Plan by Manulife Financial. The aforementioned referral fees were deposited into a temporary in-trust account that has signing officers from both the Company & RE/MAX, until the Manulife Financial administered program was fully established for new entrants to the program.  This program was cancelled in 2009 and final payments were reconciled and paid out in the first quarter of 2010.

4.                Equipment, net

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Depreciation	2010	2009

Furniture and equipment	$192,988	$125,410	$67,578	$83,121
Computer equipment	37,179	25,414	11,765	14,202
Leasehold improvements	20,739	14,484	6,255	9,612

	$250,906	$165,308	$85,598	$106,935

5.                Equipment Under Capital Leases

	2010	2009
Computer equipment	$7,165	$6,748
less: accumulated depreciation	(5,702)	(4,780)
	$1,463	$1,968

The equipment under the capital leases is depreciated on a 30% declining balance.

 6.               Bank Indebtedness

On November 22, 2005, the Company obtained a line of credit in the amount of CAD $150,000. The line of credit beared interest at the Royal Bank of Canada's prime rate plus 0.5% per annum, and was collateralized by a general security agreement in all assets except real property.  On November 20, 2008, the credit facility was converted to a 24 month term loan whereby the Company paid principal of CAD $6,250 per month plus interest at the Royal Bank of Canada prime rate plus 1.5% per annum.  The loan was paid in full in November 2010.

7.                Advances from Related Party

As of December 31, 2010, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $482,832 (as at December 31, 2009 - $359,138) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

8.                Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee source deductions on salaries.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. The liability currently bears interest at 9% annually.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

9.                Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of December 31, 2010, the Company has accrued, as stock-based compensation payable, 493,000 (2009 – 493,000) common shares at a price of $0.015 (2009- $0.04) per share for a total of $7,395 (2009- $19,720) payable to the parties referred to in note 17c.

b.
As of December 31, 2010, the Company has accrued employee stock-based compensation of Nil (2009 -15,000) common shares at a price of $0.015 (2009 - $0.04) for a total of $Nil (2009 - $1,650) under its Equity Compensation Plan referred to in note 10.  In December 2009 and November 2010, all employees returned and canceled all previously issued stock  and cancelled all 2009 employee stock based compensation. Employee stock based compensation was valued at the fair market value at the date of grant.

c.
As of December 31, 2010, the Company has accrued, as stock-based compensation 1,499,053 (December 31, 2009 – 1,970,729) common shares at a price of $0.015 (December 31, 2009 - $0.04) per share for a total of $22,486 (2009 - $76,829) payable to the parties referred to in note 17a, 17b and 17c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

10.              Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2010.

 Common Stock

On November 9, 2010, the Company cancelled 4,085,000 of its common shares.  The Company received signed agreements from various employees agreeing to cancel 4,085,000 common shares for Nil consideration and to terminate any past and future stock-based compensation accrual arrangements without further consideration.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	2010	2009

Number of Warrants Outstanding at Beginning of Year:	844,988	1,267,482
Number of Warrants Exercised:	-	-
Warrants Expired:	422,494	422,494
Number of Warrants Outstanding at End of Year:	422,494	844,988

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

 10.             Capital Stock(cont’d)

Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at December 31, 2010, the Company has issued 968,500 of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2010 , no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of December 31, 2010. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2011. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

11.             Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of December 31, 2010, 233,078 of the warrants were exercised at an average price of $0.28.  During the year ended December 31, 2010, 422,494 (2009 – 422,494) warrants expired with a value of $159,818 (2009 - $146,520) and have been allocated to Additional Paid in Capital.  As of December 31, 2010, 1,456,898 warrants have expired, 233,078 warrants have been exercised and 422,494 warrants remain outstanding.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

12.             Treasury Stock

During 2010, the Company acquired 38,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,052.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at December 31, 2010 is 82,900 (2009 – 44,100) at a total price of $27,286 (2009 - $25,234).

13.             Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  Please see note 17(f) for further details.

14.             Income Taxes

The Company has paid no federal, state or provincial income taxes. As of December 31, 2010, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $4,520,000 which, if unused, will expire in various years. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,138,479	$1,317,224
Net book value and tax value differences	(26,055)	(34,392)
Valuation allowance for deferred income tax assets	(1,112,424)	(1,282,832)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 31% (2009 - 33%) rate to the provision for income taxes:

	2010	2009
Deferred Tax Provision:
Expected income tax (expense) benefit	$153,142	$(285,014)
Legal judgement	-	249,982
Stock based compensation	21,179	110,475
Valuation allowance	174,321	75,443

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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
December 31, 2010 and 2009

14.              Income Taxes(cont’d)

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

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007.  Further, there has been no change during the years ended December 31, 2010 and 2009.  Accordingly, the company has not accrued any interest and penalties through December 31, 2010.

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

	2010	2009
Weighted average number of common shares outstanding	42,357,126	42,976,548
Warrants	422,494	844,988
Stock Based Compensation payable (RE/MAX)	493,000	493,000
Stock Based Compensation payable (Other)	1,499,053	1,970,729
Stock Based Compensation payable (Employee)	-	15,000
Weighted-average number of diluted common shares outstanding	44,771,673	46,300,265

16.              Comparative Figures

Certain figures for the year have been reclassified to conform to the current year’s financial statement presentation.

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
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Number of Warrants:
$8,257 worth of warrants divided by the Strike Price, per CAD $10 million in Average Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

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

Number of Warrants:
$1,651 worth of warrants divided by the Strike Price per CAD $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series II warrants are earned in the first 5 years following the Effective Date

Additional Vestment:	All SERIES II Warrants fully vest 3 years following the Determination Date

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

17.              Commitments and Contingencies(cont’d)

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

Annual Volume:
defined as the total funded mortgage origination volume from Maxwell lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

Number of Warrants:
$3,000 worth of warrants divided by the Strike Price per CAD $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date

Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date

c)      REMAX

Pursuant to the ten year licensing agreement dated January 30, 2006 and amended May 25, 2006, and pursuant to the execution of a one year renewable service level agreement by the RE/MAX franchisee, the Company had committed to issuing, at no cost, an aggregate of 528,118 common shares of the Company on each of the 10 year anniversary dates of the licensing agreement to those RE/MAX executives and franchisees that participated in the company’s private placement which closed on June 9, 2006. The REMAX agreement was cancelled in June 2009, therefore the Company is no longer committed to issuing common shares on the anniversary dates after June 2009.

d)     The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2011	$4,118
2012	$3,642

e)      On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2011	$10,515
2012	$3,505

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

17.             Commitments and Contingencies (Cont’d)

f)
On March 27, 2007, the Company entered into a lease to rent office space in Concord, Ontario, Canada for maintaining the Company's Canadian head office.  The agreement is effective commencing April 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2011	$105,365
2012	$61,463

h)	Contingencies

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals, who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CAD $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.  On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada.  The counter claim asserted a number of claims in the amount of $550,000 arising out of commission holdbacks by the Company.  The counter claim was settled following the Company paying out agent commissions of $223,734 and placing $373,244 with the Court pending a resolution to the Company’s original claim.  The matter is still before the courts and is expected to be heard later in 2011. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement.  On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $35,000,000, unjust enrichment in the amount of $950,000, breach of trust and misappropriation of trust funds in the amount of $50,000, and breach of contract in the amount of $50,000, arising out of a brokerage agreement and the associated services provided.  Ralph Canonaco et. al. via their counsel have communicated to the Company to not file a defence to the counter-claim as the parties would like to settle with the Company.  The actions are currently stayed pending a mediation scheduled to be held in the summer of 2011.  Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against various entities, including FGOC et. al.  The statement of claim filed asserted claims of breach of agreement, conspiracy and concealment and is claiming $651,000 plus costs and interest arising out of a real estate transaction and mortgage funding.  Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.