Form 10-Q
period 2011-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2011-05-16
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 16, 2011
Common Stock, $.0001 par value	38,854,099

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending March 31, 2011 and 2010. The following information should be read in conjunction with the consolidated interim financial statements for the period ending March 31, 2011 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales and operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario, Canada provincially incorporated company that currently holds our licensure for operating as a mortgage broker in the Province of Ontario;

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

As at March 31, 2011, we had 345 licensed mortgage agents operating across Canada.  As at March 31, 2011, our Company had 11 full-time employees and 1 full-time contract staff for a total of 12 full-time staff.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Reported gross revenue in our first quarter decreased by approximately 6% in 2011, as compared to that of 2010, to $2,927,206.  This relative trend is generally attributed, in large part, to the net effect of:

➢
a general increase of approximately 5% in the foreign exchange rate over the period in 2011 from its comparative in 2010 that the Company was exposed to as all of our operations are currently in Canada;

➢	the loss of one of our larger mortgage origination agent teams, which at the time represented approximately 29% of our national book of business, early in our first quarter of 2010; and

➢	the organic growth of our book of business and increases due to ongoing recruitment efforts.

The Company experienced no significant revenue trend changes within the period as compared to the comparable period in 2010 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.  Quarter over quarter, the Company experienced typical seasonal fluctuations where, based on historical averages, the first quarter of the year typically represents 18% of the Company’s annual sales, the second quarter typically represents 25%, the third quarter typically represents 31% and the fourth quarter typically represents 26%.

The Company’s reported operating expenses during the period were flat and decreased by approximately 3% as compared to that of 2010, to $3,115,516.  Like revenue, the consolidated comparative decrease in total operating expenses is also affected by a 5% increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first quarter in 2010 to that of 2011. The primary components that comprise our operating expenses and contribute to this trend are stock-based compensation, agent commissions, salaries and benefits and general and administrative expenses, which are explained in detail as follows:

•
The expense during the period associated with our agent stock-based compensation program decreased significantly in 2011 as compared to 2010, primarily due to 77% decrease in our stock price between the periods.  Management has no control or influence over our stock price and there are no visible trends in stock-based compensation as they may relate to our results of operations to-date.

•
81% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees in the reporting period, as a percent of revenue, increased 12% in the 2011 reporting period as compared to that of 2010.  Actual commission fee expenses increased only 9% from the same period in 2010 to 2011, associated in part to the net effect of an approximately 5% increase in foreign exchange between periods and some gross margin erosion due to an increase of commission splits with select larger Company agent teams.

•	12% of the operating expenses in the reporting period were associated with salaries and benefits. Reported salaries and benefit expenses were generally flat between the periods in 2010 and 2011.

•
5% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses decreased 60% to $145,891 in 2011as compared to that of 2010 as the Company entered into a cost sharing program with a related third-party company.

Liquidity and Capital Resources

At March 31, 2011, we had $780,759 in cash, $44,807 in prepaid expenses, $85,075 in equipment and equipment under capital leases for a total of $910,641 in assets.  Comparatively as at December 31, 2010, we had $752,422 in cash; $43,765 in prepaid expenses, $87,061 in equipment and equipment under capital leases for a total of $883,248 in assets.

At March 31, 2011, we had $1,107,712 in accounts payable and accrued liabilities, $203,016 in employee tax deductions payable, $910,751 in loans payable to related parties and $30,697 in accrued stock-based compensation for a total of $2,252,176 in liabilities.  Comparatively as at December 31, 2010, the Company had $1,266,166 in accounts payable and accrued liabilities, $231,023 in employee tax deductions payable, $482,832 in loans payable to related parties and $29,881 in accrued stock-based compensation for a total of $2,009,902 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Over the first three months of 2011, there were nominal foreign exchange differences in the price of the Canadian dollar (that the Company was exposed to as all of our operations are currently in Canada) as compared to the US dollar (what we report in on a consolidated basis). From December 31, 2010 (1.0015) to March 31, 2011 (1.0314), the value of the Canadian dollar increased by 2.6 % relative to the US dollar with an average over the period of 1.0015 relative to the US dollar.

•	The Company’s cash position was flat and nominally increased by $8,937 over the first three months of 2011, augmented with a foreign exchange balance primarily associated with the following:

o	the Company lost $399,923 in cash from operating activities over the first three months of 2011 as the first quarter of the year is seasonally the slowest;

o	the Company gained $413,574 in cash from financing activities over the first three months of 2011 as we received a shareholder loan;

o	the Company lost $4,714 in cash from investing activities over the first three months of 2011; and

o	the Company had an increase in foreign exchange balances of $19,400 over the period.

•
Accounts payable decreased by 13% over the reporting period. The bulk of this payable amount is work in progress payable following the completion of mortgage agent origination compliance procedures. Work in progress payable is lower over the reporting period matching a decrease in mortgage originations associated with the loss of one of our larger mortgage agent teams early in the first quarter of 2010 as previously reported. Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries. As at the end of the reporting period, the company had a tax liability with CRA of $203,016.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA against one of the Company’s Canadian subsidiaries. Currently the company has an arrangement with CRA whereby we make payments on this outstanding amount decreasing both principle and interest monthly. The liability currently bears interest at 9% annually.

The Company reported a net loss from operations for the first three months of 2011 of $188,310 with a net increase in cash from operating, investing and financing activities of $8,937 during the same period.  If we grow our mortgage agent book of business and the associated commission fees above current levels while continuing to manage our expenses within existing envelopes, we expect to achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that we grow beyond our available working capital resources, experience unforeseen impacts to cash flow, or experience a prolonged market downturn, we will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet our working capital needs.  The Company is also actively exploring restructuring to reduce our expenses from operations.

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

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R" and now codified as “ASC 718”) for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R or ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R or ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 7 to the financial statements found here-in for the reporting period.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months reporting period ended March 31, 2011, the Company reported a net loss from operations of $188,310 with a net increase in cash from operating, investing and financing activities of $8,937 during the same period. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CAD $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage with all of the trappings they had been using to identify their brokerage when working for the plaintiffs, after their agreement with the plaintiffs had been terminated.

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

Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter. The statement of claim specifically notes that the Company had a duty to supervise the mortgage agent and in fact did supervise that mortgage agent.

Other Matters in the Normal Course of Business

The Company or its subsidiaries are party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

Dated: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	May 16, 2011
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS MARCH 31, 2011 AND 2010 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSDED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

CONTENTS

Condensed Consolidated Interim Balance Sheets	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss) ((Incom(Loss)	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-14

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$780,759	$752,422
Prepaid expenses	44,807	43,765
Total Current Assets	825,566	796,187
Equipment, net (note 3)	83,665	85,598
Equipment Under Capital Leases (note 4)	1,410	1,463
Total Assets	$910,641	$883,248
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,107,712	1,266,166
Advances from related parties (note 5)	910,751	482,832
Employee tax deductions payable (note 6)	203,016	231,023
Stock-based compensation accrual - current portion (note 7a)	7,395	7,395
Total Current Liabilities	2,228,874	1,987,416
Stock-based Compensation Accrual (note 7b)	23,302	22,486
Total Liabilities	2,252,176	2,009,902
Commitments and Contingencies (notes 1 and 14)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,854,099 (2010: 38,854,099) issued and outstanding (note 8)	3,885	3,885
Additional Paid-in Capital	6,018,363	6,018,363
Additional Paid-in Capital - Warrants (note 9)	175,365	175,365
Treasury Stock (note 10)	(27,286	(27,286
Accumulated Other Comprehensive Income	74,324	100,895
Accumulated Deficit	(7,586,186)	(7,397,876)
Total Stockholders' Deficit	(1,341,535)	(1,126,654)
Total Liabilities and Stockholders' Deficit	$910,641	$883,248

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Operations and Comprehensive (Loss)
For the Three Months Ended March 31, 2011 and 2010
Unaudited

	2011	2010

Revenue	$2,927,206	$3,117,297

Expenses
Commission and agent fees	2,536,636	2,332,434
Salaries and benefits	364,022	369,658
General and administrative expenses	145,891	364,945
Stock-based compensation (note 7a)	-	69,822
Stock-based compensation (note 7b)	816	14,790
Occupancy costs (note 11)	59,281	38,803
Depreciation expense	8,870	8,521

Total Operating Expenses	3,115,516	3,198,973

(Loss) from Operations and Before Income Taxes	(188,310)	(81,676)

Provision for income taxes	-	-

Net (Loss)	(188,310)	(81,676)

Foreign Currency Translation Adjustment	26,571	11,855

Total Comprehensive (Loss)	(161,739)	(69,821)

Net (Loss) per Share – Basic (note 12)	(0.00)	(0.00)
Net (Loss) per Share - Diluted (note 12)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding - Basic During the Period	38,854,099	42,976,548

Weighted Average Number of Shares Outstanding - Diluted During the Period	38,854,099	42,976,548

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Cash Flows
For the Three Months ended March 31, 2011 and 2010
Unaudited
	2011	2010

Cash Flows from Operating Activities
Net (Loss)	(188,310)	(81,676)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	8,870	8,521
Stock-based compensation accrual	816	84,612
(Increase) decrease in net assets:
Referral fees held in trust	-	(2,810)
Accounts payable and Employee tax deductions payable	(221,299)	(72,333)
Trust liability	-	2,810

Net Cash provided by Operating Activities	(399,923)	(60,876)

Cash Flows from Investing Activities
(Purchase) of equipment, net	(4,714)	(413)
Net Cash used in Investing Activities	(4,714)	(413)
Cash Flows from Financing Activities
Advances (repayments) of advances from related parties	413,574	(66,763)
Purchase of treasury shares	-	(2,051)
(Decrease) in bank indebtedness	-	(12,019)

Net Cash provided by (used in) Financing Activities	413,574	(80,833)

Net increase (decrease) in Cash	8,937	(142,122)

Effect of exchange rates on cash	19,400	104,876

Cash - Beginning of period	752,422	2,012,964

Cash - End of period	$780,759	1,975,718
Supplemental Cash Flow Information
Interest paid	$1,278	4,928
Income taxes paid	$-	-

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month period ended March 31, 2011, the Company generated a net loss of $188,310 (for the year ended December 31, 2010, the Company generated a net loss of $494,009). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

 2.                    Summary of Significant Accounting Policies(Continued)

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)      Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of March 31, 2011 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

3.                     Equipment, net

			Net Book Value	Net Book Value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2011	2010

Furniture and equipment	$197,964	$135,133	$62,831	$67,578
Computer equipment	42,931	27,501	15,430	11,765
Leasehold improvements	21,274	15,870	5,404	6,255

	$262,169	$178,504	$83,665	$85,598

4.                     Equipment Under Capital Leases

	2011	2010
Computer equipment	$7,350	$7,165
less: accumulated depreciation	(5,940)	(5,702)
	$1,410	$1,463

The equipment under the capital leases is depreciated on a 30% declining balance.

5.                     Advances from Related Parties

As of March 31, 2011, the controlling shareholder and Chief Executive Officer of the Company and several companies controlled by this same individual had advanced $910,751 (as at December 31, 2010 - $482,832) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

6.                     Employee Tax Deductions Payable

The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee source deductions on salaries. CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA. The liability currently bears interest at 9% annually.

7.                     Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of March 31, 2011, the Company has accrued, as stock-based compensation payable, 493,000 (as of December 31, 2010 – 493,000) common shares at a price of $0.015 (December 31, 2010 - $0.015) per share for a total of $7,395 (December 31, 2010 - $7,395) payable to the parties referred to in note 14c.

b.
As of March 31, 2011, the Company has accrued, as stock-based compensation 1,553,481 (December 31, 2010 – 1,499,053) common shares at a price of $0.015 (December 31, 2010 - $0.015) per share for a total of $23,302 (December 31, 2010 - $22,486) payable to the parties referred to in note 14a, 14b and 14c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

8.                     Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2011.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	March 31, 2011	December 31, 2010

Number of Warrants Outstanding at Beginning of Period:	422,494	844,988
Number of Warrants Exercised:	-	-
Warrants Expired:	-	422,494
Number of Warrants Outstanding at End of Period:	422,494	422,494

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

8.                     Capital Stock(cont’d)
Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years. As at March 31, 2011 the Company has issued 968,500 (December 31, 2010 – 968,500) of these common shares. The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

The potential issuance of the shares to the June 9, 2006 private placement offering participants is accrued for quarterly and issued annually.  The annual issuances are recorded at the market value of the share on the date of issuance.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2011, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of March 31, 2011. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2011. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

9.                     Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of March 31, 2011, 233,078 (December 31, 2010 - 233,078) of the warrants were exercised at an average price of $0.28 (December 31, 2010 - $0.28).  During the period ended March 31, 2011, Nil warrants expired (for the year ended December 31, 2010, 422,494 with a value of $159,818).  As of March 31, 2011 and December 31, 2010, 1,456,898 warrants have expired, 233,078 warrants have been exercised and 422,494 warrants remain outstanding.

10.                   Treasury Stock

During 2010, the Company acquired 38,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,052.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at March 31, 2011 and December 31, 2010 is 82,900 at a total price of $27,286.

11.                   Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  During the three-month period ended March 31, 2011, the lease agreement was terminated, therefore the Company is no longer committed to any office rent agreements.

12.                   Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	March 31, 2011	December 31, 2010
Weighted average number of common shares outstanding	38,854,099	42,357,126
Warrants	422,494	422,494
Stock Based Compensation payable (RE/MAX)	493,000	493,000
Stock Based Compensation payable (Other)	1,553,481	1,499,053
Stock Based Compensation payable (Employee)	-	-
Weighted-average number of diluted common shares outstanding	41,323,074	44,771,673

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

13.                   Comparative Figures

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

14.                   Commitments and Contingencies (cont’d)

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

14.                   Commitments and Contingencies(cont’d)

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

d)	The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2011	$3,012
2012	$3,552

e)	On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2011	$7,691
2012	$3,418

f)	Contingencies

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals, who were former mortgage agents of the Company. The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CDN $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants. In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs. On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada. The counter claim asserted a number of claims in the amount of $550,000 arising out of commission holdbacks by the Company. The counter claim was settled following the Company paying out agent commissions of $223,734 and placing $373,244 with the Court pending a resolution to the Company’s original claim. The matter is still before the courts and is expected to be heard later in 2011. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2011
Unaudited

14.                   Commitments and Contingencies (cont’d)

f)	Contingencies (cont’d)

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