Form 10-Q
period 2011-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2011-08-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First Canadian Place, P.O. Box 410, Suite 5310
Toronto, Ontario, M5X 1E3
(Address of principal executive offices)(Zip Code)

(877) 410-4848
(Registrant’s telephone number, including area code)

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

Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $.0001 par value	38,854,099

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

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

SIGNATURES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending June 30, 2011 and 2010.  The following information should be read in conjunction with the consolidated interim financial statements for the period ending June 30, 2011 and notes thereto appearing elsewhere in this Form 10-Q.

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

As at June 30, 2011, we had 358 licensed mortgage agents operating across Canada.  As at June 30, 2011, our Company had 11 full-time employees and 1 full-time contract staff for a total of 12 full-time staff.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Reported gross revenue in our second quarter decreased by approximately 8% in 2011, as compared to that of 2010, to $4,092,600.  This relative trend is generally attributed, in large part, to the net effect of:

➢
a general decrease of approximately 6% in the foreign exchange rate over the period in 2011 from its comparative in 2010 that the Company was exposed to as all of our operations are currently in Canada; and,

➢	slowing of business due to the general economy suppressing the real estate market in Canada.

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

The Company’s reported operating expenses during the period decreased by approximately 6% as compared to that of 2010, to $4,238,585.  Like revenue, the consolidated comparative decrease in total operating expenses is also affected by a 6% increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our second quarter in 2010 to that of 2011.  The primary components that comprise our operating expenses are stock-based compensation, agent commissions, salaries and benefits and general and administrative expenses, which are explained in detail as follows:

•
The expenses during the period associated with our agent stock-based compensation program increased modestly in 2011 as compared to 2010, primarily due to 38% decrease in our stock price between the periods.  Management has no control or influence over our stock price and there are no visible trends in stock-based compensation as they may relate to our results of operations to-date.

•
85% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees in the reporting period, as a percent of revenue, was fairly consistent as compared to that of 2010 mainly due to a slowing of business and the general economy that is suppressing the real estate market in Canada.

•	9% of the operating expenses in the reporting period were associated with salaries and benefits. Reported salaries and benefit expenses increased by 9% as compared to that of 2010.

•
5% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses decreased 35% to $228,052 in 2011as compared to that of 2010 as the Company entered into a cost sharing program with a related third-party company.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Reported gross revenue in our first half of 2011 decreased by 8% as compared to the same period in 2010.  This relative trend is affected with a material foreign exchange decrease of approximately 6% for the period in 2011 from 2010 that the Company was exposed to as all of our operations are currently in Canada.  In Canadian dollars, reported gross revenue in the first half of 2011 as compared to that of 2010 decreased by 13%, associated primarily with a slowing of business due to the general economy suppressing the real estate market in Canada.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2010 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.

The Company’s reported operating expenses our first half of 2010 decreased by 5% as compared to the same period in 2010.  Like revenue, the consolidated comparative decrease in total operating expenses is affected by a 6% increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first half in 2010 to that of 2011.  In Canadian dollars, reported total operating expenses in the first half of 2011, as compared to that of 2010, decreased by 11%.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits and general and administrative expenses:

•
83% of the operating expenses in our first half of 2011 were associated with agent commissions.  Reported agent commission fees as a percent of revenue was relatively flat from the first half of 2010 as compared to that of 2011.  In consideration of the decrease in the foreign exchange rate between the periods of approximately 6% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased 8% from the same period in 2010 as compared to in our first half of 2011, associated, in part, with the loss of a mortgage agent team early in the first quarter of 2010, an increase in commission splits for select larger producing mortgage agent teams (as in general, the company is a 90/10 commission split organization and total revenue decreased by 13% in Canadian dollars) as well as a general slowing of business due to the general economy suppressing the real estate market in Canada.

•	10% of the operating expenses in the first half of 2010 were associated with salaries and benefits. Reported salaries and benefits increased by 3% for 2011 as compared to that of 2010.

•
5% of our operating expenses in the first half of 2010 were associated with general and administrative expenses.  General and administrative expenses decreased by 47% from the first half of 2010 to $373,943 in 2011 as the Company entered into a cost sharing program with a related third-party company.

Liquidity and Capital Resources

At June 30, 2011, we had $1,971,697 in cash, $49,584 in prepaid expenses, $78,617 in equipment and equipment under capital leases for a total of $2,099,898 in assets.  Comparatively as at December 31, 2010, we had $752,422 in cash; $43,765 in prepaid expenses, $87,061 in equipment and equipment under capital leases for a total of $883,248 in assets.

At June 30, 2011, we had $2,159,351 in accounts payable and accrued liabilities, $183,212 in employee tax deductions payable, $1,218,809 in loans payable to related parties and $31,406 in accrued stock-based compensation for a total of $3,592,778 in liabilities.  Comparatively as at December 31, 2010, the Company had $1,266,166 in accounts payable and accrued liabilities, $231,023 in employee tax deductions payable, $482,832 in loans payable to related parties and $29,881 in accrued stock-based compensation for a total of $2,009,902 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and capital resources and their measured trends over the reporting period:

•
Over the first six months of 2011, there were foreign exchange differences in the price of the Canadian dollar (that the Company was exposed to as all of our operations are currently in Canada) as compared to the US dollar (what we report in on a consolidated basis).  From December 31, 2010 (0.9946) to March 31, 2011 (0.9645), the value of the Canadian dollar increased by 3 % relative to the US dollar with an average over the period of 0.9768 relative to the US dollar.

•	The Company’s cash position increased by 162% over the second quarter, augmented with a foreign exchange balance primarily associated with the following:

o	the Company gained $470,136 in cash from operating activities over the second quarters of 2011as the first half of the year is seasonally the slowest;

o	the Company gained $724,803 in cash from financing activities over the second quarter of 2011 as we received a shareholder loan;

o	the Company lost $4,804 in cash from investing activities over the second quarter of 2011; and

o	the Company had an increase in foreign exchange balances of $29,140 over the period.

•
Accounts payable increased by 69% over the reporting period.  The bulk of this payable amount is work in progress payable to mortgage agents following the completion of mortgage agent origination compliance procedures and can build up significantly if mortgage agents delay providing their files to our back office for compliance review when they are busy.    Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $183,212.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA against one of the Company’s Canadian subsidiaries.  The liability currently bears interest at 9% annually.

The Company reported a net loss from operations for the first half of 2011 of $310,136 with a net increase in cash from operating, investing and financing activities of $1,190,135 during the same period.  If the Company grows its mortgage agent book of business and the associated commission fees above current levels while continuing to manage the expenses within existing envelopes, it expects to achieve consistent positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that the Company grows beyond its available working capital resources, experience unforeseen impacts to cash flow, or experience a prolonged market downturn, the Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.  The Company is also actively exploring restructuring to reduce the expenses from operations.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months reporting period ended June 30, 2011, the Company reported a net loss from operations of $334,295 with a net increase in cash from operating, investing and financing activities of $1,190,135 during the same period.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the first half of the year ended June 30, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

Current Litigation

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed & Reserved)

Item 5. Other Information

 None.

Item 6. Exhibits

(a)          Exhibits

31.1      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101       Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director (Duly Authorized Officer and Principal Executive Officer)

Dated: August 15, 2011

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS JUNE 30, 2011 AND 2010 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

CONTENTS

Condensed Consolidated Interim Balance Sheets	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss) ((Income(Loss)	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-14

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,971,697	$752,422
Prepaid expenses	49,584	43,765
Total Current Assets	2,021,281	796,187
Equipment, net (note 3)	77,336	85,598
Equipment Under Capital Leases (note 4)	1,281	1,463
Total Assets	$2,099,898	$883,248
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	2,159,351	1,266,166
Advances from related parties (note 5)	1,218,809	482,832
Employee tax deductions payable (note 6)	183,212	231,023
Stock-based compensation accrual - current portion (note 7a)	7,395	7,395
Total Current Liabilities	3,568,767	1,987,416
Stock-based Compensation Accrual (note 7b)	24,011	22,486
Total Liabilities	3,592,778	2,009,902
Commitments and Contingencies (notes 1 and 14)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,854,099 (2010: 38,854,099) issued and outstanding (note 8)	3,885	3,885
Additional Paid-in Capital	6,018,363	6,018,363
Additional Paid-in Capital - Warrants (note 9)	175,365	175,365
Treasury Stock (note 10)	(27,286)	(27,286)
Accumulated Other Comprehensive Income	68,964	100,895
Accumulated Deficit	(7,732,171)	(7,397,876)
Total Stockholders' Deficit	(1,492,880)	(1,126,654)
Total Liabilities and Stockholders' Deficit	$2,099,898	$883,248

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Operations and Comprehensive (Loss)
For the Three and Six Months Ended June 30, 2011 and 2010
Unaudited

	Six Months Ended June 30, 2011	Six Months Ended June 30,2010	Three Months Ended June 30, 2011	Three Months Ended June 30,2010

Revenues	$7,019,806	7,598,990	4,092,600	$4,465,119

Expenses
Commission and agent fees	6,125,845	6,282,989	3,589,209	3,938,153
Salaries and benefits	729,430	706,003	365,408	334,381
General and administrative expenses	373,943	707,868	228,052	343,926
Stock based compensation (note 14 a and 14b)	1,525	(9,860)	709	(24,650)
Stock based compensation	-	(34,247)		(104,069)
Occupancy costs	112,000	76,569	52,719	34,619
Depreciation expense	11,358	17,133	2,488	8,566

Total Operating Expenses	7,354,101	7,746,455	4,238,585	4,530,926

(Loss) from Operations	(334,295)	(147,465))	(145,985)	(65,807)

Net (Loss)	(334,295)	(147,465)	(145,985)	(65,807)

Foreign Currency Translation Adjustment	31,931	(8,177)	5,360	(20,032)

Comprehensive (Loss)	$(302,364)	(155,642)	(140,625)	$(85,839)

Net (loss) per share - Basic and Diluted during the period	$(0.00)	(0.00)	(0.00)	$(0.00)

Weighted Average Number of Shares (note 12)
Outstanding During the Periods -Basic	38,854,099	42,939,099	38,854,099	42,939,099
Diluted	38,854,099	42,939,099	38,854,099	42,939,099

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Cash Flows
Six Months Ended June 30, 2011 and 2010
Unaudited

	2011		2010
Cash Flows from Operating Activities
Net (Loss)		$(334,295)	$(147,465)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation		11,358	17,133
Employee stock-based compensation		-	(9,860)
Stock-based compensation accrual		1,525	(34,247)
(Increase) decrease in net assets:
Referral fees held in trust		-	2,825
Prepaid expense		(4,544)	(14,500)
Accounts payable and Accrued Liabilities		796,092	58,742
Trust liability		-	(2,825)

Net Cash Provided by (Used in) Operating Activities		470,136	(130,197)

Cash Flows from Investing Activities
Purchase of equipment		(4,804)	(416)

Net Cash Used in Investing Activities		(4,804)	(416)

Cash Flows from Financing Activities

Repayment of advances from related party		724,803	(104,018)
(Decrease) in bank indebtedness		-	(36,833)

Net Cash Provided (Used in) by Financing Activities		724,803	(140,851)

Net(Decrease) Increase in Cash		1,190,135	(271,464)

Foreign Exchange on Balances		29,140	(10,114)

Cash - Beginning of Period		752,422	2,012,964

Cash - End of Period		$1,971,697	$1,731,386

Supplemental Cash Flow Information
Interest paid	$		$6,534

Income taxes paid		$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2011
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six month period ended June 30, 2011, the Company generated a net loss of $334,295 (for the year ended December 31, 2010, the Company generated a net loss of $494,009). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2011
Unaudited

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)      Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of June 30, 2011 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption permitted. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2011
Unaudited

2.	Summary of Significant Accounting Policies (continued)

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited. The Company does not expect the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

3.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2011	2010

Furniture and equipment	$203,184	$140,467	$62,717	$67,578
Computer equipment	43,436	28,817	14,619	11,765
Leasehold improvements	-	-	-	6,255

	$246,620	$169,284	$77,336	$85,598

4.                     Equipment Under Capital Leases

	2011	2010
Computer equipment	$7,321	$7,165
less: accumulated depreciation	(6,040)	(5,702)
	$1,281	$1,463

The equipment under the capital leases is depreciated on a 30% declining balance.

5.	Advances from Related Parties

As of June 30, 2011, the controlling shareholder and Chief Executive Officer of the Company and several companies controlled by this same individual had advanced $1,218,809 (as at December 31, 2010 - $482,832) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

The Company has accrued expenses for stock-based compensation:

a.
As of June 30, 2011, the Company has accrued, as stock-based compensation payable, 493,000 (as of December 31, 2010 – 493,000) common shares at a price of $0.015 (December 31, 2010 -$0.015) per share for a total of $7,395 (December 31, 2010 - $7,395) payable to the parties referred to in note 14c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2011
Unaudited

7.	Stock-based Compensation Accrual (continued)

b.
As of June 30, 2011, the Company has accrued, as stock-based compensation 1,600,750 (December 31, 2010 – 1,499,053) common shares at a price of $0.015 (December 31, 2010 - $0.015) per share for a total of $24,011 (December 31, 2010 - $22,486) payable to the parties referred to in note 14a, 14b and 14c.

8.                     Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2011.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	June 30 , 2011	December 31, 2010

Number of Warrants Outstanding at Beginning of Period:	422,494	844,988
Number of Warrants Exercised:	-	-
Warrants Expired:	-	422,494
Number of Warrants Outstanding at End of Period:	422,494	422,494

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
June 30, 2011
Unaudited

8.                     Capital Stock (continued)

YEAR	Date of Issue	Anniversary Stock Issued	Price	Value
2007	July 7, 2007	478,000	$0.42	$200,760
2008	September 11, 2008	490,500	$0.11	$53,955
Subtotal		968,500

Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at June 30, 2011, the Company has issued 968,500 (December 31, 2010 – 968,500) of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

The potential issuance of the shares to the June 9, 2006 private placement offering participants is accrued for quarterly and issued annually.  The annual issuances are recorded at the market value of the share on the date of issuance.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of June 30, 2011, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of June 30, 2011. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2011. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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
June 30, 2011
Unaudited

9.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of June 30, 2011, 233,078 (December 31, 2010 - 233,078) of the warrants were exercised at an average price of $0.28 (December 31, 2010 - $0.28).  During the period ended June 30, 2011, Nil warrants expired (for the year ended December 31, 2010, 422,494 with a value of $159,818).  As of June 30, 2011 and December 31, 2010, 1,456,898 warrants have expired, 233,078 warrants have been exercised and 422,494 warrants remain outstanding.

10.	Treasury Stock

During 2010, the Company acquired 38,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,052.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at June 30, 2011 and December 31, 2010 is 82,900 at a total price of $27,286.

11.	Occupancy Costs - Related Party

On August 1, 2007, the Company’s current office space was sold to a related party of the Chief Executive Officer, the Company`s majority shareholder. The Company’s lease agreement obligation was extended from two to five years.  During the six-month period ended June 30, 2011, the lease agreement was terminated, therefore the Company is no longer committed to any office rent agreements.

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

	June 30, 2011	December 31, 2010
Weighted average number of common shares outstanding	38,854,099	42,357,126
Warrants	422,494	422,494
Stock Based Compensation payable (RE/MAX)	493,000	493,000
Stock Based Compensation payable (Other)	1,600,750	1,499,053
Stock Based Compensation payable (Employee)	-	-
Weighted-average number of diluted common shares outstanding	41,370,343	44,771,673

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2011
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
June 30, 2011
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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
June 30, 2011
Unaudited

14.	Commitments and Contingencies (cont’d)

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

2011	$2,008
2012	$3,552

e)     On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2011	$4,974
2012	$3,418

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
June 30, 2011
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