Form 10-Q
period 2011-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2011-11-17
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First Canadian Place, Suite 5310
100 King Street West
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2011
Common Stock, $.0001 par value	38,854,099

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

TABLE OF CONTENTS

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	(Removed and Reserved)	9
Item 5.	Other Information	9
Item 6.	Exhibits	9

SIGNATURES

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

The condensed consolidated interim financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending September 30, 2011 and 2010.  The following information should be read in conjunction with the consolidated interim financial statements for the period ending September 30, 2011 and notes thereto appearing elsewhere in this Form 10-Q.

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

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Saskatchewan, Alberta and British Columbia;

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, incorporated on November 24, 2008 for the intended centralization of back office services in Canada; and,

4.
MBKR Franchising Inc. - a Canadian federally incorporated company, incorporated on January 30, 2009 through which the Company is a mortgage brokerage franchisor selling the MortgageBrokers.com business system in Canada.

As at September 30, 2011, we had 376 licensed mortgage agents operating across Canada.  In 2011, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  As at September 30, 2011, our Company had staffing resources of 14 full-time equivalents.

The Company’s corporate offices are located at First Canadian Place, P.O. Box 410, Suite 5310, Toronto, Ontario, M5X 1E3.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.  The Company also has regional offices in Mississauga - Ontario, Calgary - Alberta, and Glace Bay - Nova Scotia, Canada.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Reported gross revenue in our third quarter was relatively flat, decreasing by approximately 1% in 2011, as compared to that of 2010, to $3,643,878.

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

The Company’s reported operating expenses during the period were relatively flat as compared to that of 2010, at $3,750,566.  The primary components that comprise our operating expenses are stock-based compensation, agent commissions, salaries and benefits and general and administrative expenses, which are explained in detail as follows:

•
The expenses during the period associated with our agent stock-based compensation program decreased by approximately 50% in 2011 as compared to the same period in 2010, primarily due to 33% decrease in our stock price between the periods.  Management has no control or influence over our stock price and there are no visible trends in stock-based compensation as they may relate to our results of operations to-date.

•
86% of the operating expenses in the reporting period were associated with agent commissions.  Reported agent commission fees in the reporting period, as a percent of revenue, was fairly consistent as compared to that of 2010 suggesting that the Company has not experienced any significant margin erosion between the periods.

•
Approximately 9% of the operating expenses in the reporting period were associated with salaries and benefits.  Reported salaries and benefit expenses increased nominally on an absolute basis and by about 18% period over period as the Company entered into a cost sharing program with a related third-party company.  In 2011, all human resources for the Company were consolidated into a related third-party company who provided back office corporate services to the Company on a cost allocation basis resulting in slightly higher staffing expenses as compared to the previous period.

•
4% of our operating expenses in the reporting period were associated with general and administrative expenses.  General and administrative expenses decreased 4% to $154,266 in 2011as compared to that of 2010 as the Company entered into a cost sharing program with a related third-party company.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Reported gross revenue in our first nine months of 2011 decreased by 6% as compared to the same period in 2010.  This relative trend was a result, in part, of a material foreign exchange decrease of approximately 5.7% for the period in 2011 from 2010 that the Company was exposed to as all of our operations are currently in Canada.  In Canadian dollars, reported gross revenue decreased by 11%, associated primarily with a slowing of business due to the general economy suppressing the real estate market in Canada as well as a decrease in number of agents by 13% between the periods.  The Company experienced no significant revenue trend changes within the period or as compared to the comparable period in 2010 with respect to geographic variations in margin or the absolute amounts of lender’s commissions.

The Company’s reported operating expenses during our first nine months of 2011 decreased by 3% as compared to the same period in 2010.  Like revenue, the consolidated comparative decrease in total operating expenses is affected by a 5.7% increase in average value of the Canadian dollar (where all of our operations take place) as compared to the United States dollar (what we report in for filing purposes) from our first nine months in 2010 to that of 2011.  In Canadian dollars, reported total operating expenses in the first nine months of 2011, as compared to that of 2010, decreased by 9%.  The primary components that comprise our operating expenses and contribute to this trend are agent commissions, salaries and benefits and general and administrative expenses:

•
84% of the operating expenses in our first nine months of 2011 were associated with agent commissions.  Reported agent commission fees as a percent of revenue increased by approximately 3% from the first nine months of 2010 as compared to that of 2011.  In consideration of the decrease in the foreign exchange rate between the periods of 5.7% (all of our operations are in Canada while we report in USD), actual commission fee expenses in Canadian dollars decreased by approximately 8% from the same period in 2010 as compared to in our first nine months of 2011, associated, in part, with the loss of a mortgage agent team early in the first quarter of 2010, an increase in commission splits for select larger producing mortgage agent teams (as in general, the company is a 90/10 commission split), the loss of 13% of our registered agents between the reporting periods as well as a general slowing of business due to the general economy suppressing the real estate market in Canada.

•
Approximately 9.6% of the operating expenses in the first nine months of 2011 were associated with salaries and benefits.  Reported salaries and benefits increased by 8% for 2011 as compared to that of 2010 as the Company entered into a cost sharing program with a related third-party company.

•
4.8% of our operating expenses in the first nine months of 2011 were associated with general and administrative expenses.  General and administrative expenses decreased by 39% from the first nine months of 2010 to $528,208 in 2011 as the Company entered into a cost sharing program with a related third-party company.

Liquidity and Capital Resources

At September 30, 2011, we had $876,006 in cash, $40,989 in prepaid expenses, $67,043 in equipment and equipment under capital leases for a total of $984,038 in assets.  Comparatively as at December 31, 2010, we had $752,422 in cash; $43,765 in prepaid expenses, $87,061 in equipment and equipment under capital leases for a total of $883,248 in assets.

At September 30, 2011, we had $981,146 in accounts payable and accrued liabilities, $172,399 in employee tax deductions payable, $1,281,881 in loans payable to related parties and $41,384 in accrued stock-based compensation for a total of $2,476,810 in liabilities.  Comparatively as at December 31, 2010, the Company had $1,266,166 in accounts payable and accrued liabilities, $231,023 in employee tax deductions payable, $482,832 in loans payable to related parties and $29,881 in accrued stock-based compensation for a total of $2,009,902 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company’s liquidity and capital resources and their measured trends over the reporting period:

•
Over the first nine months of 2011, there were foreign exchange differences in the price of the Canadian dollar (that the Company was exposed to as all of our operations are currently in Canada) as compared to the US dollar (what we report in on a consolidated basis).  From December 31, 2010 (0.9946) to September  30, 2011 (1.0482), the value of the Canadian dollar increased by 5.4 % relative to the US dollar with an average over the period of 0.98037 relative to the US dollar.

•	The Company’s cash position increased by 16.4% over the first nine months, augmented with a foreign exchange balance primarily associated with the following:

o
the Company lost $697,137 in cash from operating activities over the first nine months of 2011.  This is attributed to, in part, the first half of the year typically being seasonally the slowest, a loss of a large producing agent in late August, 2011, resulting in, overall, business expenses exceeding our net revenue (after agent commissions are paid out) during the period;

o	the Company gained $869,446 in cash from financing activities over the first nine months of 2011 as we received funds from a related-party to fund operations;

o	the Company lost $4,739 in cash from investing activities over the first nine months of 2011 as we invested in new computers and technology for the business; and

o	the Company had a decrease in foreign exchange balances of $43,986 over the period.

•
Accounts payable decreased by approximately 23% over the reporting period.  The bulk of this payable amount is work in progress payable to mortgage agents following the completion of mortgage agent origination compliance procedures and can build up significantly if mortgage agents delay providing their files to our back office for compliance review when they are busy.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.  The loss of a large producing agent in August 2011 had a negative impact to mortgage agent commissions payable at the end of September.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the company had a tax liability with CRA of $172,399.  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owing to CRA against one of the Company’s Canadian subsidiaries.  The liability currently bears interest at 9% annually.

The Company reported a net loss from operations for the first nine months of 2011 of $440,982 with a net increase in cash from operating, investing and financing activities of $167,570 during the same period.  If the Company grows its mortgage agent book of business and the associated commission fees above current levels while continuing to manage the expenses within existing envelopes, it expects to achieve positive earnings from operations and should have adequate working capital for the near future to fund normal operations.  In the event that the Company grows beyond its available working capital resources, experience unforeseen impacts to cash flow, or experience a prolonged market downturn, the Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.  The Company is also actively exploring restructuring to reduce the expenses from operations.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

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

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R" and now codified as “ASC 718”) for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R or ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R or ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.  Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 8 to the financial statements found here-in for the reporting period.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months reporting period ended September 30, 2011, the Company reported a net loss from operations of $440,982 with a net increase in cash from operating, investing and financing activities of $167,570 during the same period.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

MortgageBrokers.com Financial Group of Companies Inc. v. Ralph Canonaco et. al.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco et. al.  The statement of claim filed by FGOC alleged the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement and unpaid promissory note by Ralph Canonaco and Baywood homes. On October 21, 2011, the parties agreed to dismiss this action and to incorporate FGOC’s claims for the $500,000 in damages into the action filed by Ralph Canonaco and various other parties described below.

On September 9, 2010, Ralph Canonaco et. al commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. for the amount of approximately $37 million in damages.

Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the claim is vexatious and frivolous and has no grounds to proceed. Management will be filing a counter claim against Ralph Canonaco, Frank Canonaco and Baywood homes et. al. for in excess of $12 million in damages for alleged failed collection of liquidated debts, promissory notes and unpaid broker fee’s on $36.4 million in commercial financing arranged by FGOC and breach of contract.

HSBC Bank Canada v. MortgageBrokers.com Financial Group of Companies Inc. et. al.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against 17 different entities, including a former FGOC mortgage broker and FGOC.  The statement of claim alleged breach of agreement, conspiracy and concealment and damages of $651,000 and interest arising out of a real estate transaction and mortgage funding. None of the above allegations were made directly against FGOC. An independent mortgage broker affiliated with FGOC is alleged to have been involved in a fraudulent real estate transaction and mortgage funding. HSBC Bank Canada alleges that FGOC should be vicariously liable for the independent mortgage brokers alleged conduct. FGOC’s independent mortgage brokers each have a $5 million Errors & Omissions Insurance Policy that protects FGOC from liability related to their independent mortgage brokers.

Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the FGOC has no liability in this matter.

Other Matters in the Normal Course of Business

The Company and/or its subsidiaries are party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed & Reserved)

Item 5. Other Information

 None.

Item 6. Exhibits

(a)          Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of MortgageBrokers.com Holdings, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director (Duly Authorized Officer and Principal Executive Officer)

Dated: November 17, 2011

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2011 AND 2010 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

CONTENTS

Condensed Consolidated Interim Balance Sheet	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-14

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheet
September 30, 2011 and December 31, 2010

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$876,006	$752,422
Prepaid expenses	40,989	43,765
Total Current Assets	916,995	796,187
Equipment, net (note 3)	65,951	85,598
Equipment Under Capital Leases (note 4)	1,092	1,463
Total Assets	$984,038	$883,248

Current Liabilities
Accounts payable and accrued liabilities	981,146	1,266,166
Advances from related parties (note 5)	1,281,881	482,832
Employee tax deductions payable (note 6)	172,399	231,023
Stock-based compensation accrual - current portion (note 7a)	9,860	7,395
Total Current Liabilities	2,445,286	1,987,416
Stock-based Compensation Accrual (note 7b)	31,524	22,486
Total Liabilities	2,476,810	2,009,902
Commitments and Contingencies (notes 1 and 12)
STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 38,854,099 (2010: 38,854,099) issued and outstanding (note 8)	3,885	3,885
Additional Paid-in Capital	6,193,728	6,018,363
Additional Paid-in Capital - Warrants (note 9)	-	175,365
Treasury Stock (note 10)	(27,286)	(27,286)
Accumulated Other Comprehensive Income	175,759	100,895
Accumulated Deficit	(7,838,858)	(7,397,876)
Total Stockholders' Deficit	(1,492,772)	(1,126,654)
Total Liabilities and Stockholders' Deficit	$984,038	$883,248

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Operations and Comprehensive (Loss)
For the Three and Nine Months Ended September 30, 2011 and 2010
Unaudited

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010

Revenues	$10,663,684	11,291,909	3,643,878	$3,692,919

Expenses
Commission and agent fees	9,336,267	9,494,108	3,210,422	3,211,119
Salaries and benefits	1,062,943	988,778	333,513	282,775
General and administrative expenses	528,208	868,922	154,266	161,054
Stock based compensation (note 7a and 7b)	11,503	(4,930)	9,978	4,930
Stock based compensation	-	(19,232)	-	15,015
Occupancy costs	148,725	114,431	36,725	37,862
Depreciation expense	17,020	25,665	5,662	8,532

Total Operating Expenses	11,104,666	11,467,742	3,750,566	3,721,287

(Loss) from Operations	(440,982)	(175,833)	(106,688)	(28,368)

Net (Loss)	(440,982)	(175,833)	(106,688)	(28,368)
				-
Foreign Currency Translation Adjustment	(74,864)	8,966	(106,795)	17,143

Comprehensive (Loss)	$(515,846)	(166,867)	(213,483)	$(11,225)

Net (loss) per share - Basic and Diluted during the period	$(0.01)	(0.00)	(0.00)	$(0.00)

Weighted Average Number of Shares (note 11)
Outstanding During the Periods -Basic	38,854,099	42,939,099	38,854,099	42,939,099
Diluted	38,854,099	42,939,099	38,854,099	42,939,099

 (The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statement of Cash Flows
Nine Months Ended September 30, 2011 and 2010
Unaudited

	2011	2010
Cash Flows from Operating Activities
Net (Loss)	$(440,982)	$(175,833)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation	17,020	25,665
Employee stock-based compensation	-	(4,930)
Stock-based compensation accrual	11,503	(19,232)
(Increase) decrease in net assets:
Referral fees held in trust	-	2,821
Prepaid expense	760	(14,963)
Accounts payable and accrued liabilities	(285,438)	(557,607)
Trust liability	-	(2,821)

Net Cash (Used in) Operating Activities	(697,137)	(746,900)

Cash Flows from Investing Activities
Purchase of equipment	(4,739)	(416)

Net Cash (Used in) Investing Activities	(4,739)	(416)

Cash Flows from Financing Activities

Advances (repayment of advances) from related party	869,446	(25,134)
(Decrease) in bank indebtedness	-	(54,301)

Net Cash Provided by (Used in) Financing Activities	869,446	(79,435)

Net Increase (Decrease) in Cash	167,570	(826,751)

Foreign Exchange on Cash Balances	(43,986)	43,854

Cash - Beginning of Period	752,422	2,012,964

Cash - End of Period	$876,006	$1,230,067

Supplemental Cash Flow Information
Interest paid	$7,304	$6,534

Income taxes paid	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine month period ended September 30, 2011, the Company generated a net loss of $440,982 (for the year ended December 31, 2010, the Company generated a net loss of $494,009). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)      Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) which are necessary to present fairly the financial position of the Company as of September 30, 2011 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)    Basis of Consolidation and Presentation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc., Mortgagebrokers.com Financial Group of Companies, Inc., MBKR Franchising Inc. and MBKR Holdings, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

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
September 30, 2011
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

3.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2011	2010
Furniture and equipment	$183,120	$129,540	$53,580	$67,578
Computer equipment	39,712	27,341	12,371	11,765
Leasehold improvements	-	-	-	6,255
	$222,832	$156,881	$65,951	$85,598

4.               Equipment Under Capital Leases

	2011	2010
Computer equipment	$6,798	$7,165
less: accumulated depreciation	(5,706)	(5,702)
	$1,092	$1,463

The equipment under the capital leases is depreciated on a 30% declining balance.

5.	Advances from Related Parties

As of September 30, 2011, the controlling shareholder and Chief Executive Officer of the Company and several companies controlled by this same individual had advanced $1,281,881 (as at December 31, 2010 - $482,832) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

The Company has accrued expenses for stock-based compensation:

a.
As of September 30, 2011, the Company has accrued, as stock-based compensation payable, 493,000 (as of December 31, 2010 – 493,000) common shares at a price of $0.02 (December 31, 2010 -$0.015) per share for a total of $9,860 (December 31, 2010 - $7,395) payable to the parties referred to in note 12c.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

7.	Stock-based Compensation Accrual (continued)

b.
As of September 30, 2011, the Company has accrued, as stock-based compensation 1,576,201 (December 31, 2010 – 1,499,053) common shares at a price of $0.02 (December 31, 2010 - $0.015) per share for a total of $31,524 (December 31, 2010 - $22,486) payable to the parties referred to in note 12a, 12b and 12c.

8.         Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2011.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	September 30, 2011	December 31, 2010

Number of Warrants Outstanding at Beginning of Period:	422,494	844,988
Number of Warrants Exercised:	-	-
Warrants Expired:	422,494	422,494
Number of Warrants Outstanding at End of Period:	0	422,494

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
September 30, 2011
Unaudited

8.                     Capital Stock (continued)

YEAR	Date of Issue	Anniversary Stock Issued	Price	Value
2007	July 7, 2007	478,000	$0.42	$200,760
2008	September 11, 2008	490,500	$0.11	$53,955
Subtotal		968,500

Based upon the sale of 2,112,470 shares in our placement which closed on June  9, 2006, and pursuant to the January 30, 2006 agreement with RE/MAX which was modified on May 25, 2006, a maximum number of 528,117 shares could be issued each anniversary of the placement closing date for a total of 5,281,170 shares over 10 years.  As at September 30, 2011, the Company has issued 968,500 (December 31, 2010 – 968,500) of these common shares.  The issuance of the anniversary shares is subject to the good standing of the RE/MAX January 30, 2006 and amended May 25, 2006 agreements for RE/MAX affiliates as well as the continued good standing of a one year renewable service level agreement for the RE/MAX Franchisee.  The Company and RE/MAX terminated the agreement June 9, 2009 and as such the obligation to issue anniversary shares following this period has been removed from the Company.

The potential issuance of the shares to the June 9, 2006 private placement offering participants is accrued for quarterly and issued annually.  The annual issuances are recorded at the market value of the share on the date of issuance.

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of September 30, 2011, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of September 30, 2011. The Company is currently in the process of amending the existing employment agreements which are expected to be executed in 2011. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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
September 30, 2011
Unaudited

9.	Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 2,112,470 units of the Company for aggregate proceeds of $2,112,470 as a part of private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4.00% and an expected warrant life of 1 year.   As of September 30, 2011, 233,078 (December 31, 2010 - 233,078) of the warrants were exercised at an average price of $0.28 (December 31, 2010 - $0.28).  During the period ended September 30, 2011, 422,494 warrants expired with a value of $175,364 (for the year ended December 31, 2010, 422,494 with a value of $159,818).  As of September 30, 2011, 1,879,392 warrants have expired, 233,078 warrants have been exercised and NIL warrants remain outstanding.

10.	Treasury Stock

During 2010, the Company acquired 38,800 common shares of the Company on the open market, at an average price of $0.05 per share for a total of $2,052.  In 2007, the Company acquired 12,500 common shares of the Company, on the open market, at an average price of $0.60 per share for a total of $7,455.  In 2006, the Company acquired 31,600 common shares of the Company, on the open market, at an average value of $0.56 per common share, for a total of $17,779.  The total treasury stock held at September 30, 2011 and December 31, 2010 is 82,900 at a total price of $27,286.

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
	September 30, 2011	December 31, 2010
Weighted average number of common shares outstanding	38,854,099	42,357,126
Warrants	-	422,494
Stock Based Compensation payable (RE/MAX)	493,000	493,000
Stock Based Compensation payable (Other)	1,576,201	1,499,053
Stock Based Compensation payable (Employee)	-	-
Weighted-average number of diluted common shares outstanding	40,923,300	44,771,673

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

12.	Commitments and Contingencies

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

12.	Commitments and Contingencies (cont’d)

Series II Warrants

“Annual Volume”:	defined as the total mortgage origination volume executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

12.	Commitments and Contingencies (cont’d)

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

d)     The Company has signed lease agreements for computer and office equipment. Committed annual payments are as      follows:

2011	$1,084
2012	$3,839

e)     On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2011	$	$ 2,904
2012	$	$ 3,694

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
September 30, 2011
Unaudited

12.	Commitments and Contingencies (cont’d)

f)      Contingencies (cont’d)

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco et. al.  The statement of claim filed by FGOC alleged the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement and unpaid promissory note by Ralph Canonaco and Baywood homes. On October 21, 2011, the parties agreed to dismiss this action and to incorporate FGOC’s claims for the $500,000 in damages into the action filed by Ralph Canonaco and various other parties described below.  On September 9, 2010, Ralph Canonaco et. al commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. for the amount of approximately $37 million in damages.  Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the claim is vexatious and frivolous and has no grounds to proceed. Management will be filing a counter claim against Ralph Canonaco, Frank Canonaco and Baywood homes et. al. for in excess of $12 million damages for alleged failed collection of liquidated debts, promissory notes and unpaid broker fee’s on $36.4 million in commercial financing arranged by FGOC and breach of contract.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against 17 different entities, including a former FGOC mortgage broker and FGOC.  The statement of claim alleged breach of agreement, conspiracy and concealment and damages of $651,000 and interest arising out of a real estate transaction and mortgage funding. None of the above allegations were made directly against FGOC. An independent mortgage broker affiliated with FGOC is alleged to have been involved in a fraudulent real estate transaction and mortgage funding. HSBC Bank Canada alleges that FGOC should be vicariously liable for the independent mortgage brokers alleged conduct. FGOC’s independent mortgage brokers each have a $5 million Errors & Omissions Insurance Policy that protects FGOC from liability related to their independent mortgage brokers.  Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the FGOC has no liability in this matter.

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.