Form 10-K
period 2011-12-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2012-04-16
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K
_________________________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number: 333-105778

MORTGAGEBROKERS.COM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 King Street West, Suite 5310, Toronto, Ontario	M5X 1E3
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $582,822

Number of the registrant’s common stock outstanding as of April 16, 2012:  1,294,993

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

In operation since 2005, MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our” or “us”) is a mortgage brokerage operation whose national agency sales force and franchised sales force services the borrowing and refinancing needs of individual home buyers and owners.  We have access to a full range of mortgage lenders, in excess of 50 banks, trusts and private lender sources, and our agents source and negotiate the loan with the best rates, terms and features to meet each customer's unique needs.  The Company acts as broker only and is not a lender.  The Company has no mortgage lending related ‘on or off balance sheet’ liabilities in case mortgage financing becomes default.

As a mortgage brokerage, we have access to lenders who lend mortgage funds.  In 2011, we funded mortgage volumes with 55 different mortgage lenders with 96% of the mortgage volumes funded by our top 20 lenders.  Outside our top 20 lenders, the remaining lenders serve very niche product offerings which subsequently results in marginal mortgage origination volumes.

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

The following describes our revenue streams from our offered products and services:

1)
For approximately 95% of all mortgage origination deal flow at our Company, our subsidiaries generate revenue when our licensed mortgage agents place mortgages, on behalf of customers, with third party lenders who in return, pay the Company a commission fee, as follows:

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

Generally, between 85 to 95% of all received commission revenue is paid to the Company’s mortgage agents.

History

The Company was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

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

Our Markets

Operations are presently conducted through our subsidiaries in Canada only.  The Company is currently providing mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Saskatchewan, Alberta and British Columbia.

Our Services and Distribution

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

Generally, in the MortgageBrokers.com model, our licensed agents earn between 85 to 95% of received commission fees.  In addition to earned commission fees, our business model also provides our mortgage agents with the potential to earn stock-based compensation in our Company based on their annual mortgage origination volume.  This form of equity participation is intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It is our belief that the benefit to the Company is that we are able to build a sustainable long term operational margin contribution from Canadian operations and we are able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

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

Prior to contracting with a mortgage agent, and in addition to the minimum regulatory requirements, prospective mortgage agents must meet for provincial registration, MortgageBrokers.com reviews the prospective agent’s tenure and experience in the industry, credit bureau history and a minimum of 2 reference checks.  Those mortgage agents that have minimal experience are obligated to work as a mortgage agent under a more senior mortgage agent (referred to within MortgageBrokers.com as a Managing Partner or a franchisee) who will sponsor, supervise and train the inexperienced agent.

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

Our mortgage agents are all licensed as contractors (not employees) working exclusively under our provincial brokerage licensure. Within each province we operate, we have a ‘broker of record’ or ‘principal broker’ under whose license we operate our business. For the last couple of years the Company has cut some of its mortgage agents due to a lack of minimum mortgage origination volume.

The following table outlines the estimated size of our sales agency network over the past three years:

YEAR	AGENT COUNT
2009	430
2010	375
2011	278

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

2011 Business Activities and Status of Publicly Announced Products and Services

Expanding upon our business model infrastructure, the Company’s focus through 2011 was towards the retention, recruitment and servicing of mortgage agents across Canada as well as a restructuring to ultimately reduce overhead expenses.  Regional recruitment activities included introducing and selling the Company’s value proposition to mortgage agents and franchisees via direct presentations, trade shows and arranged meetings.  Regional servicing of existing agents and franchises  included team building, marketing support and services with signage and advertising, facilitating lender product training, realtor referral relationship development, consumer business development and sales training, lender relations management, and consumer servicing support.

The following provides further details highlighting our 2011 business activities and their status:

➢
At the beginning of 2011, we had two full time senior sales executives centrally supported by our Canadian sales president servicing sales territories across Canada, who divided their time between servicing existing agents in their territory, recruiting new books of business and promoting the Company.  In May, 2011, the Company lost a senior sales executive responsible for western Canada as they pursued an alternative career path.  Thereafter, sales management servicing sales territories across Canada was managed by our remaining sales management executive and our Canadian sales president servicing sales territories across Canada through the remainder of 2011.

➢
Overall, we experienced a 26 percent decline in 2011 over 2010 in the number of licensed agents contracted with the Company.  At December 31, 2011, we had 278 licensed mortgage agents operating exclusively under the Company’s brand.  This net change in our national sales force was due in part to the recruitment of 96 new qualified mortgage agents throughout 2011 by our sales management team; and, the termination of approximately 193 mortgage agents either because they terminated their contracts with the Company in pursuit of contracts with competitors having more favorable commission structures or through a forced attrition program by the Company based on performance (the Company also regularly reviews the production level of all of our agents and periodically will terminate our contractual agreement if mortgage agents are unable to demonstrate the ability to increase their production levels while consuming Company sales management resources).

➢
In March 2010, the Company launched its’ Customer Relationship Management and performance management technology service to the national sales force for their use.  At the end of 2011, the usage of the system by our sales agents exceeded 95%.

➢
In July 2010, the Company launched its’ Compliance Workbench technology platform to the national sales force.  The Compliance Workbench is a paperless system allowing our compliance operations department to receive mortgage origination files from a mortgage agent.  The system automatically flags and time stamps file deficiencies to promote compliance and respond in a timely manner to any compliance issue that may arise.  100% of our mortgage agents were converted to and using Compliance Workbench in December 2011.

➢
Through 2010, the Company continued to utilize a central services office where our mortgage agents could go for help with difficult to place mortgage transactions.  The central services office was responsible for CAD $11.91 million in mortgage origination in 2011 which generated CAD $58.1 K in income for the Company after expenses, a 53% decrease over 2010 production ($25.1 million).

Our Industry

The following describes our market’s competitive business conditions and our market positioning through describing existing market conditions, competitive market conditions and, our business model market positioning.

Market Conditions

To-date, all of our operations are conducted through our subsidiaries in Canada only.  The U.S. mortgage industry has generally deteriorated since the latter part of 2007 through 2011. This deterioration has been a deterrent for management to consider entering the U.S. market as a mortgage brokerage at this time.  As such, we are solely affected operationally by market conditions in Canada.

Highlights of the Canadian Association of Accredited Mortgage Professionals (“CAAMP”) Chief Economist report “Annual State of the Residential Mortgage Markets in Canada,” dated November 2011, describe the Canadian mortgage market within which our Company operates as follows:

➢	as of August 2011, there was CAD $1.08 trillion (2010: CAD $1.01 trillion , 2007: CAD $787 billion) of outstanding residential mortgage credit in Canada;

➢
Growth of residential mortgage credit has slowed in the past year as economic uncertainty seems to have negatively affected home buying activity.  However the year over year growth rate for 2011 remained strong at 7.2% which represents CAD $72 billion (as compared to 7.6% per year in 2010 representing CAD $71 billion and 7.1% per year representing CAD $63 billion in 2009).  The volume of residential mortgage credit outstanding is forecast to continue expanding, but at the slower or flat rates of 7.3% through 2012, 7.0 % in 2013;

➢	In 2011, based on survey results, on average, 27% of new mortgages were obtained with the use of a mortgage broker (32% took out new mortgages and 19% renewed or refinanced existing mortgages);

➢
As of September, 2011, the average resale house price in Canada is 11% higher than the pre-recession peak.  By contrast, in the U.S., prices are one third below the pre-recession peak.  That fact largely explains the different economic performances in Canada and the U.S.

➢	The rate of mortgage arrears in Canada increased during the recession, from 0.25% in 2005, but has recently eased slightly to 0.40%. It was last at these levels in 2000.

➢	Based on a survey, approximately 60% of mortgage holders in Canada have fixed rate mortgages and 31% have variable and adjustable rate mortgages (8% have combination mortgages);

➢	For homeowners, the estimated average value of their home is $316,000, and across all homeowners, the average mortgage amount is CAD $90,000 and average home equity line of credit is CAD $12,000.

➢	Overall, 22% of mortgages have an amortization of greater than 25 years

According to CAAMP, in most Canadian provinces, housing demand is driven by job creation and affordability – the investment motive is largely absent.

Competitive Market Conditions

Mortgage origination in Canada can be segmented into three broad categories and their estimated relative market share: (i) bank branch networks - 50%; (ii) bank mobile mortgage sales teams - 25%; and (iii) mortgage brokers - 25%.  Over the past decade, the relative share for the bank branch networks had decreased as consumer demand for accessibility and specialization intensify.  In the past year the mortgage broker channel has lost ground to bank branch networks and bank mobile sales teams, possibly due to:

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

According to CAAMP, mortgage brokers captured 27% of the Canadian annual mortgage origination market in 2011 (30% two years prior in 2009).  Most industry sales referral relationships have been established at the individual mortgage agent level.

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

The primary tools used by our competitor consolidating brokerages for executing a competitive strategy in recruiting mortgage agents has been increasing commission splits (which currently ranges between 75 and 97% of the total commission fees received), the development of brand and the provision of administrative and marketing services.  It is management’s belief that the Company’s biggest challenge in 2011 is to figure out how to compete with other brokerages offering mortgage agents higher commission splits while continuing to offer a high level of service to our national sales network.

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

Our Business Model Market Positioning

We have positioned ourselves in this competitive landscape to the mortgage broker industry as a very service oriented company that incorporates stock-based compensation into our value offering to attract long-term value builders within the broker sales networks.  Unfortunately, at the present time, the value and liquidity of our Company’s stock is undermining our long term value proposition.

Our centralized services, as more fully described in the previous section describing our distribution methods for our services and again expanded in the previous section describing the status of our products and services to our agents, reduces our agents overhead allowing them to focus on their core strength of sales and marketing.

We have additionally designed our business model to incorporate two principal elements which we believe will attract those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We also believe that mortgage brokerages have long suffered from their inability to retain their top loan originators, typically losing them to competing brokerages that offer increased commissions with very little sustainable value being returned to the mortgage agent to help them grow their businesses.  In addition, in today’s consolidating environment, we believe many sales agents have seen the companies they work with sold to large financial institutions or brokerages with nothing to show from the transaction when it is they who are responsible for creating much of the value associated with the transaction. Therefore, management believes there is pent up demand within the industry for a mortgage brokerage model that will address what we believe to be the industry’s long- standing issues of agent retention and equity participation.  Whether this model will work under current economic conditions remains to be proven.

As Canada’s first and, at present, only publicly-traded and independent (non-bank owned) mortgage brokerage, we have strategically positioned our Company as a consolidator attracting those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We have developed what we believe to be a unique transparent business model that, we believe, will allow us to rapidly and sustainably develop our national sales agency and long term sales referral sources around which we can diversify our product offering and develop our brand for the consumer.  There are no direct means to quantify and compare our rate of growth and the success of our strategy with our competition since they are not public companies. However, our strategy was acknowledged in the October 2008 issue of Profit Magazine where our Company was identified as the number one fastest growing Canadian emerging growth company. We reported 3,993% top-line revenue growth between 2005 and 2007 and were recognized in October 2009 as the number twenty-seventh fastest growing of Canada’s emerging growth companies with a reported 293% top-line revenue growth between 2006 and 2008.  In 2009, one of our direct competitors, a private corporation, was recognized as the 25th fastest growing company in Canada of Canada’s emerging growth companies, confirming to management that our industry sector is very dynamic, healthy and exhibits strong growth opportunities.  However, under current economic conditions, executing a long-term vision has been difficult.  Mortgage origination has decreased 26% since 2009, revenue has decreased 20% since 2009 and our agent count has decreased by 35% since 2009.

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

The mortgage agents are not eligible to earn stock warrants until a minimum term sales period is completed in full. The first term is three years following execution of an exclusive agency contract with the Company.  In the fall of 2008, the first stock-based compensation was fully earned by our agents and 16,667 shares of restricted stock were issued to the agents by the Company.  No stock warrants have been issued to our mortgage agents under this program to-date as the Company is still in the process of finalizing the plan for registration purposes.

At December 31st, 2011, following a 30 to 1 reverse stock split effected on November 14, 2011, the Company accrued, stock-based compensation equal to 55,485 common shares at $0.25 per share totaling $13,872 which is payable to our existing mortgage agents and referral partners.

Intellectual Property

The following summarizes trademarks, agreements and arrangements we have in place to protect our market positioning:

a)	On December 3, 2009, we successfully registered a trademark (No. TMA754,451) with the Canadian Intellectual Property office of Industry Canada for our name and design as follows:

This mark is currently the object of a legal challenge by a group of mortgage brokers from Ottawa, Ontario as being too generic to warrant being a registered trademark.  The Company is vigorously defending the challenge to its registered trademark.  See Item 3 on Legal Proceedings elsewhere in this Form 10K for more details.

b)
The Company’s Canadian subsidiary agency sales force consists of recruited independent contractors operating regionally under the Company's licensure.  Generally, in the MortgageBrokers.com model, our licensed agents earn 85-95% of received commission fees.  In addition to earned commission fees, the Company provides an opportunity for our Canadian subsidiary's national agency sales force to earn stock warrants in the Company based on annual sales volumes over a period of time, typically 5 to 8 years.  In practice, recruited mortgage sales agents execute an exclusive and confidential agreement with a subsidiary of MortgageBrokers.com as a third party sales subcontractor.  The mortgage agents agree to operate under the terms of the sales agreement, the mortgage broker licensure, and brand of the Company and allow the Company to earn typically 10% of the commission fees payable to the mortgage agent from a mortgage lender in exchange for payroll, revenue management (volume pooling), licensure, compliance, and marketing services.  No money is paid by the Company for purchase of any asset of the mortgage agent or their business including the agent’s book of business.  The Company does not have an equity ownership position in the independent business of the individual mortgage agent or mortgage agent team.

c)
Per a three year renewable agreement dated April 12, 2006 and pursuant to the execution of a service level agreement by the Maxwell Franchisee, the Company is committed to issuing to Maxwell, at no cost, warrants for common stock of the Company based on referrals leading to funded mortgage origination volume.  In summary, and on a pro rata basis, Maxwell has the opportunity to earn 3,000 warrants (1 warrant convertible to 1 share) for every $10,000,000 in funded mortgage origination that were a result of a Maxwell referral annually.  Warrants earned between 2006 through 2011 are fully earned and vested assuming our agreement is in good standing with Maxwell on December 31, 2011.  To-date the Company has not issued any warrants to Maxwell related to this program.  At December 31, 2011, subsequent to a 30 to 1 reverse stock split effected on November 14, 2011, the Company accrued stock-based compensation payable to Maxwell. The accrual related to mortgage referral was comprised of 1,183 common shares at $0.25 per share. The valuation of such accrual was based upon the December 31, 2011 closing price of the Company’s stock and resulted in a payable to Maxwell equal to $296.  To date, no stock warrants have been issued to Maxwell or its sales agents pursuant to this program.  The Company is preparing to finalize the plan for registration purposes.

d)
The Company became a franchisor in the fall of 2008 offering franchise opportunities to the mortgage broker market place across Canada.  In 2009, the Company sold one franchise which held a long term agreement (5 years) with a financial planning team who wished to expand their product offering to the market place and secure the territory.  In 2010, the Company sold 2 more franchises with long term agreements.  In 2011, the Company sold three franchises with long term contracts.  The Company will continue to aggressively sell franchise opportunities in Canada to stabilize its long term book of business and resulting revenue streams.

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

Our subsidiaries currently hold licenses in good standing in the provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Alberta and British Columbia.  Typically, our licensure is renewed annually.

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

Government Regulations

The existing government regulatory regime protects the consumer through the mortgage broker process including, but not limited to, protection of confidential information, representation, cooling off period, and disclosure.  Current regulations requiring mortgage agent standards helps raise the industry’s standards and promulgates a positive consumer experience in Canada.

Canada Revenue Agency (“CRA”) issued a Notice, pursuant to the passing of Bill C-9, the Jobs and Economic Growth Act in February 2010 that discussed modifications to the definition of “Financial Services” as it applies to the current 13 percent Canadian Harmonized Goods and Services Tax (“GST/HST”).  Prior to this year, financial services agents (like mortgage brokers, insurance agents, financial advisors, etc.) were GST exempt.  Finance’s legislative proposals would generally apply to services provided after December 14, 2009 and retroactively to past transactions in certain circumstances.  The CRA has taken the position that it can generally assess taxpayers based on such proposals even before they become law.  CAAMP says this notice raises “important and serious questions on the definition of GST/HST exempt financial services (mortgage brokers presently fall into that category, as do insurance brokers and financial advisors).  CAAMP has engaged its auditors, KPMG, to seek clarification, and has also been in contact with officials in Ottawa.  The concern is that broker compensation could potentially be subject to a 13 percent GST/HST tax on all revenue, payable to CRA.  In March 2010, a press release from CRA on the matter suggests that the original press release was poorly worded and that CRA has no intention of changing the interpretation of Financial Services.  It would appear that the mortgage brokerage industry remains GST/HST exempt.

Employees

At December 31, 2011, our Company had 9 full-time employees and 1 full-time contract staff for a total of 10 full-time equivalent staff.  In late 2010, the Company had outsourced payroll and associated administrative services to a company under common control.  In 2011, salary and benefit expenses increased by 79% as compared to 2010, while the number of full time equivalent staff decreased from 12 staff in 2010 to 10 staff in 2011.  The increase in costs was related to additional allocated services that the Company incurred as it commenced to restructure its corporate organization and operations for the long term viability of its’ Canadian operations.  A one-time bonus was declared for the Company’s Chief Executive Officer of $437,094.

Other Information

The Company’s corporate offices are at 5310-100 King Street West, Toronto, Ontario, CANADA, M5X 1E3  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com.

ITEM 1A.  RISK FACTORS

We are exempt from this reporting because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are exempt from this reporting because we are a smaller reporting company.

ITEM 2.  PROPERTIES

The Company’s corporate offices are located 5310-100 King Street West, Toronto, Ontario, CANADA, M5X 1E3.  These premises are rented on a month to month basis.

The Company rents premises on a month to month basis at 6505 Mississauga Road, Suite A, Missisauga, Ontario, L5N 1A6, where back-office operations are carried out.

The Company negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and is party to a five (5) year lease which commenced May 1, 2007.  The lease for this premises, which ends on April 30, 2012,  has been extended for 60 days to June 30, 2012.  Thereafter, the office and associated services will be amalgamated into our Mississauga, Ontario premises and operations.

The Company negotiated and executed a lease for its corporate office in Glace Bay, Nova Scotia, Canada, and is party to a twelve (12) month renewable lease which commenced November 1, 2009 and which has continued to be renewed.  The current term expires on October 31, 2012.

ITEM 3.  LEGAL PROCEEDINGS

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals Mike Hapke, Frank Napolitano, Jeff Cody and York Polk who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CDN $19 million, arising out of loan and promissory note agreements and advances made to these individuals and clauses in mortgage agent license agreements with the defendants in particular non Solicitation of Mortgage agents.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.

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

The matter is still before the courts and is expected to be heard later in 2012.  The Company reasonably expects, at a minimum, to recover a portion, if not all of the funds it placed in trust with the Courts.

Mortgage Brokers City has also challenged a MortgageBrokers.com Holdings, Inc. registered trademark in the Federal Court of Canada.  The claim is based on the ground that the trademark is “not distinctive” as defined under the Trade-Marks Act and should not have been registered.  The Company is vigorously defending the challenge to its registered trademark.  This litigation is related to the afore mentioned Mortgage Brokers City Inc. litigation in that an aspect of MortgageBrokers.com’s claim against Mortgage Brokers City is that they infringed upon MortgageBrokers.com’s registered trademarks.

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

On December 21, 2011, FGOC filed a statement of defense and counterclaim FGOC countered for the following: (i) $500,000 in liquidated damages, plus 6% per annum interest; (ii) approximately $724,000 in damages owed pursuant to an agreement; and (iii) $2.5 million in interest and punitive damages. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MBKR”.

On July 28, 2011, the Board and majority stockholders of the Company approved a resolution to effect a thirty for one reverse stock split to be effected September 19, 2011.  The principle effect of the reverse split was that the number of shares of common stock issued and outstanding was reduced from 38,854,099 to 1,295,136 with some fractional shares paid out in cash.

Price Range of Common Stock

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The market for our common stock is sporadic and our stock is thinly traded.

2011	High	Low
First Quarter	$0.03	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.25	$0.01

2010	High	Low
First Quarter	$0.07	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.07	$0.03

Holders

As of April 16, 2012, there were 114 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2011 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	0	0	650,000
Equity Compensation Plans not Approved by Security Holders	0	0	650,000

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management.  As of December 31, 2011, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 15, 2012.

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company.  The total number of shares reserved for issuance under the Service Plan is 166,667, the adequacy of which is evaluated annually.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are exempt from reporting this item as a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc for the fiscal years ended December 31, 2011 and 2010.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2011 and notes thereto appearing elsewhere in this Form 10K.

Plan of Operations

As noted in the past three Form 10Q reports for 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 financial results of operations, the Company Board of Directors, based on:

1.	current economic conditions and the ongoing loss of cash from operating activities;

2.	the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;

3.	current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and company capitalization; and,

4.	the increasingly high costs associated with administering a publicly traded company,

has decided to privatize our Canadian operations and amalgamate them with a private company under common control.  The Company is actively seeking candidate companies to for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with two candidate groups to complete the contemplated transaction.  There is no timetable for completing this process; however, management will make best efforts to complete this restructuring by June 30, 2012.

Results of Operations

The following summarize material trends and outlooks related to our comparative income statement:

1)           Gross revenue decreased by 6% from 2010 to $13,498,395;

2)           Operating expenses increased in 2011 by 2% to $15,063,403 as compared with 2010; and,

3)           We reported a loss of $1,565,008 in 2011 as compared to a loss of $494,009 in 2010.

Unusual or Infrequent Events that affect Reported Income

a)
The Company outsourced its payroll and support administration to a company under common control.  Additionally, as part of a process to reorganize the operating subsidiaries and reduce overhead, the Company experienced one time service allocation charges associated with the building of strategic and financial plans and meeting and negotiating with candidate acquisition candidates for the public shell and associated legal expenses.

b)	The Company accrued a one-time bonus of $437,094 in 2011 (2010: $0) for the Company’s Chief Executive Officer.

c)
Financial market conditions in 2011 and 2010 may have had a negative impact on the market for our securities as a perceived mortgage finance company.  If so, this may have had a negative impact on the market price of our securities which would have a direct impact on reducing and reversing stock-based accrual expenses for 2011 and 2010.

Revenue Trend Analysis

Gross revenue in 2011 decreased by 6% from 2010 to $13,498,395.  Management believes our negative revenue growth experienced between 2011 and 2011 was directly related to a reduction in the number of company mortgage agents and an overall mortgage origination malaise due to recessionary pressures despite low interest rates and a general lack of recruitment of quality mortgage brokers during recessionary times as agents do not want to undergo a brand change and possibly affect their mortgage origination further during a market down turn.  As discussed in more detail in Item 1 within this Form 10-K, our sales management team experienced a decrease in the number of our mortgage agents by 26% in 2011 as compared to 2010 which would have had a direct negative impact to top-line revenue numbers.

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

REVENUE ORGANIZED BY REVENUE STREAM (CDN $)

	YE 2008		YE 2009		YE 2010		YE 2011
	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)	Revenue	Fee ($) / Volume ($)
		(bps)		(bps)		(bps)		(bps)
Broker Fee Revenue	$713,814	4.8	$1,041,606	5.98	$1,249,929	8.48	$947,344	7.38
Origination Commission Revenue	$15,739,449	106.6	$17,799,242	102.2	$12,902,178	87.57	$12,419,134	95.05
Insurance Revenue	$392,813	2.7	$372,774	2.14	$134,993	0.92	$131,917	1.03
Total Revenue	$16,846,076	114.1	$19,213,622	110.31	$14,287,100	96.97	$13,498,395	103.46
Funded Origination Volume	$1,476,237,926		$1,741,860,068		$1,473,397,412		$1,283,568,143

a.
Approximately 92% of the Company’s revenue in 2011 came from origination commission fees, 7% came from broker fees and 1% came from insurance commission fees.  This break-down has been relatively consistent over the recent past.

b.
Broker Fee revenue decreased by 24% from 2010 to 2011.  Management attributes this to general market volatility; the lack of large real estate financings (and associated broker fees) that have taken place during the economic down turn; and, a decrease in our agent count.

c.
We currently earn additional commission revenue through the referral and placement of creditor insurance with Benesure Canada Inc.  The Company earns revenue in the form of an upfront fee as well as an on-going trailer fee.  In 2011, the Company earned CDN $131,917 from creditor insurance sales which is flat to sales reported in 2010.

2.
In 2011, approximately 62.5% of the Company’s revenue came from multi-product depository banks and trust institutions.  32.6% of the Company’s revenue came from monoline lenders who have a single product offering and sell exclusively through the mortgage broker sales channel.  4.9% of our revenue comes from broker fees associated with private lenders.  This break-down has been relatively consistent over the past three years, and the rate of negative growth, year over year, has been consistent across the market between lender types.  Our contracted mortgage brokers are required to find the best terms for a customer that meet the customer’s needs.  The Company has no control over directing associated deal flow.  In general, the Company earns its highest fees from private lenders.

The number of financial institutions available to mortgage brokers has changed from 2008. Canadian mortgage brokers lost 5 depository banks and trusts since 2008 who lend via the mortgage broker channel such as Wells Fargo and HSBC. The greatest decrease in lenders available to the mortgage broker channel has been monoline lenders where the industry has lost approximately 12 lenders. There has been little relative change to the number of private lenders available to the industry.

The Table below summarizes revenue for the last three fiscal periods by lender category:

REVENUE ORGANIZED BY LENDER CATEGORY (CDN $)
	F2008	F2009	F2010	F2011
LENDER CATEGORY
DEPOSITORY BANKS & TRUSTS (20*)	$11,623,314	$13,458,697	$9,796,524	$8,354,813
MONOLINE LENDERS (14*)	$4,187,297	$4,340,545	$3,368,326	$4,356,649
PRIVATE LENDERS (24*)	$642,652	$1,041,606	$761,175	$655,016
TOTALS:	$16,453,263	$18,832,573	$14,417,870	$13,279,777

*:	Number of lending institutions

3.
The Company operates two sales channels for originating mortgages.  Approximately 99.2% of our mortgage origination volume is sourced directly through our mortgage broker sales channel which consists of 278 mortgage agents (as further described in Item 1 of this Form 10-K).  Approximately 0.8% of our mortgage origination volume in 2011 was sourced through our real estate sales channel wherein the Company established regional referral contracts with strategic alliance partners RE/MAX in Eastern Canada and Maxwell in Western Canada (as further described in Item 1 of this Form 10-K).  In general, the Company, as well as its agents, in aggregate, earn up to 30 basis points less when deal flow is sourced through a strategic alliance partner via the real estate sales channel.  The long term intended trade-off is that the Company expects to source significant mortgage origination volume through the real estate channel, although this is currently being monitored for substantiation purposes.  The Table below summarizes mortgage origination by sales channel over the past three years:

Company Mortgage Origination Summarized by Sales Channel (CDN $)

CHANNEL	YE 2008	YE 2009	YE 2010	YE 2011
Mortgage Broker Sales Channel	$1,318,536,854	$1,678,825,663	$1,471,138,076	$1,273,737,399
Real Estate Sales Channel	$157,701,073	$63,034,405	$2,259,336	$9,830,744
GRAND TOTAL	$1,476,237,927	$1,741,860,068	$1,473,397,412	$1,283,568,143

4.	The Table below summarizes mortgage origination by sales territory across Canada over the past four years and we provide the following comments:

Company Mortgage Origination summarized by Sales Territory (CDN $)

TERRITORY	YE 2008	YE 2009	YE 2010	YE 2011
Ontario	$1,023,862,909	$1,339,030,063	$1,105,930,199	$931,369,094
Alberta	$320,782,600	$286,235,237	$244,893,685	$277,414,019
Atlantic Canada	$131,592,418	$116,594,768	$79,573,528	$74,785,029
GRAND TOTAL	$1,476,237,927	$1,741,860,068	$1,430,397,412	$1,283,568,142

a.
72.6% of our volume in 2011 was originated from the Province of Ontario, 21.6% our volume in 2011 was originated from the Province of Alberta and 5.8% our volume in 2011 was originated from Atlantic Canada;

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

d.
The Company has experienced negative growth in mortgage origination in Ontario which declined by approximately 16% in 2011 over 2010.  Mortgage origination in Alberta, which has been declining since 2008 and experienced its greatest negative growth rate in 2010 of about 15%, increased by 8% in 2011 over 2010 levels.  Mortgage origination in Atlantic Canada, which has been declining since 2009 and experienced its greatest negative growth rate in 2010 of about 32%, declined by 6% in 2011 as compared to 2010 origination volume.  Management believes that the downturn in mortgage origination volume in Alberta and Atlantic Canada in 2011 over 2010 was because these regions were first most affected by a market downturn in Canada related to the North American economic recession in 2008 and 2009.  Additionally, these regions are where the Company experienced the most attrition of registered mortgage agents.

e.	If the Company wishes to grow origination in these territories, it is management’s belief that significant investment must be made by increasing commission splits and increasing sales expenses.

Expense Trend Analysis

The Company’s operating expenses was relatively flat in 2011 over 2010.  The primary components that comprise the Company’s operating expenses are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation for which the following trends are observed by management:

•	79% of the operating expenses in 2011 were associated with agent commissions. Agent commission fees as a percent of revenues were fairly consistent between periods increasing by 2% from 2010 to 2011.

•
16% of the operating expenses in 2011 were associated with salaries and benefits.  Costs associated with salaries and benefits increased by 79% compared to 2010 related primarily to additional costs associated with the Company outsourcing its payroll administration to a service company under common control; as part of a process to reorganize the operating subsidiaries and reduce overhead, the Company experienced one time service allocation charges associated with the building of strategic and financial plans and meeting and negotiating with candidate acquisition candidates for the public shell and associated legal expenses; and, a one-time bonus of $437,094 was accrued in 2011  (2010: $0) for the Company’s controlling shareholder and Chief Executive Officer.

•	General and administrative expenses between periods decreased by 43% from 2010 to 2011, associated with an overall decrease in legal fees for the year and a decrease in operational overhead expenses.

•	Occupancy costs increased 48% from 2010 to $224,531 and is related, in part, to moving our corporate head office to another rent location.

Liquidity

At December 31, 2011, we had $909,491 in cash; $26,012 in prepaid expenses, $62,909 in equipment and $1,042 in capital leased equipment totaling $999,454 in assets.  Comparatively, at December 31, 2010, we had $752,422 in cash; $43,765 in prepaid expenses, $85,598 in equipment and $1,463 in capital leased equipment totaling $883,248 in assets.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2010:

a)
Cash and cash equivalents increased by 21% from 2010 to $909,491.  This was primarily due to related party cash advances of $1,975,409 in 2011 to cover the net cash lost from operating activities of $1,796,795.

b)
Prepaid expenses decreased by 41% from 2010 to $26,012 associated with a general decline in business growth.  There is no trend in pre-paid expenses although as the Company grows it is expected to increase.  Prepaid expenses are based on the amount in a given point in time based on current business activities at that time.  The prepaid expenses are associated with ongoing legal expenses and insurance policies.

d)
Accounts payable and accrued liabilities decreased by 16% to $1,067,351 as compared with 2010 primarily associated with paying down accounts payable and a decrease in agent commissions work in progress payables.

e)	The Company’s employee taxes payable decreased by 37% between reporting periods as the Company continued to pay down its taxes payable via an ongoing payment plan the Company negotiated with CRA.

f)
Stock-based compensation accruals fluctuate year to year.  The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence.  Thus, it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Total revenue for the period ending December 31, 2011 was $13,498,395 (December 31, 2010:  $14,287,100). The Company realized net cash loss from operating activities of $1,796,795.  Due to an approximate decrease of 13% in the Company’s mortgage origination during the reporting period as compared to 2010, with an increase of 2% in the Company’s total operating expenses, the Company experienced a significant net cash loss from operating activities.  The Company increased its total cash and cash equivalent position at the end of 2011 by $157,069 or 21% as compared to the beginning of 2011.  In the event of unforeseen impacts to cash flow or until the Company increases its origination volume, revenue and profitability from operations, we will continue to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders as the company’s fall-back position to meet working capital requirements if required.

Off-Balance Sheet Arrangements

None

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

The following are new pronouncements in accounting policies that may affect the company’s accounting policies:

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited.  The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure..

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2011, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director and Executive Officer

The following table sets forth, as of December 31, 2011, the name and age of our sole director and executive officer.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	39	President, CEO, CFO, Chief Accounting Officer and sole Director

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

Significant Contributing Management

The following table sets forth, as of December 31, 2011, the names and ages of our Canadian operations management team.

Name	Age	Position
Dong Lee	39	Vice President of Operations
Robert Hyde	48	Vice President of Finance & Administration
Daniel Putnam	55	President of Sales - Canada

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

Prior to joining MortgageBrokers.com, Mr. Lee was Senior Manager-Alternate Delivery Channels, for Scotiabank where he oversaw the strategic development of both Scotiabank's mobile mortgage sales team and mortgage broker delivery channels.  In this position, Lee was responsible for the strategic marketing and development of sales programs.  Mr. Lee worked at Scotiabank from January 2001 to April 2005.  Before joining Scotiabank, Mr. Lee spent several years as the Business Development Officer for Canada Mortgage & Housing Corporation (“CMHC”), where he managed and grew the market share of CMHC's largest lender portfolio. Before specializing in the mortgage sector, Lee spent several years with TD Bank Financial group as Manager of Korean banking.  Under that position, Lee envisioned, launched and managed the Korean Banking Centre, establishing a multimillion dollar referral network with several of the largest banks in Korea.

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

Daniel Putnam employment was terminated with the company on April 6, 2012.

Employment Agreements

The Company has no employment agreements with its officers or director.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Mr. Haditaghi has yet to file a Form 5 for 2010 and 2011 but plans to in the very near future.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011, and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2011 2010	0 0	$437,094 0	0 0	0 0	0 0	0 0	0 0	$437,094 $0

Compensation of Directors

No additional compensation was paid to Alex Haditaghi, our sole director.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at December 31, 2011, no options to Company employees, officers or directors are outstanding.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 16, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner (1)	Number of Total Shares	Percent of class (2)

Alex Haditaghi	857,800	66.2%

All executive officers and directors as a group	857,800	66.2%

(1)	Unless otherwise provided, the address of all beneficial owners is c/o Mortgagebrokers.com Holdings, Inc., 100 King Street West, Suite 5310, Toronto, Ontario M5X 1E3.
(2)	Based on 1,294,993 shares of common stock issued and outstanding as of April 16, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advances

As of December 31, 2011, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $2,409,646 (as at December 31, 2009 - $482,832) to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

Shared services

During 2011, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $157,500 (2010 - $Nil). PMGI and the Company are under common control. The related cost is included in occupancy costs on the consolidated statement of operations and comprehensive (loss).

Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company. During the year ended December 31, 2011, the Company received broker rewards of $24,887 (2010 - $Nil) for its brokers from Radius which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations. During the year ended December 31, 2011, Radius paid $410,000 (2010- $Nil) in broker commissions to the Company. These amounts are recorded as revenues on the consolidated statement of operations and are calculated and paid on normal commercial terms.

Bonus

During the year ended December 31, 2011, the Company declared a bonus of $437,094 (2010 - $Nil), to the controlling shareholder and Chief Executive officer. The related cost is included in salaries and benefits on the consolidated statement of operations and comprehensive (loss).

These transactions are entered into in the normal course of business and are recorded at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2011, we have incurred $67,745 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2010, we had incurred $86,500 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's fiscal year ended December 31, 2011, there were no other audit related fees.

Tax Fees

The Company has accrued expenses in 2011 for professional services rendered for Canadian tax compliance, tax advice, and tax planning in the amount of $5,867 for 2008, 2009 and 2010 inclusive.

All Other Fees

None.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2011 and December 31, 2010, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of McGovern, Hurley, Cunningham, LLP., independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an exhibit on Form SB-2 with the SEC on June 2, 2003.

(2)	Filed as an exhibit on Form 10-KSB with the SEC on March 31, 2005.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
President and Secretary (Principal Executive Officer)
(Principal Financial Officer)

Dated: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 16, 2012
Alex Haditaghi

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010 AUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2005 Sheppard Avenue East, Suite 300
Toronto, Ontario
M2J 5B4, Canada
Phone 416-496-1234
Fax 416-496-0125
Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mortgagebrokers.com Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mortgagebrokers.com Holdings, Inc. and Subsidiaries (the “Company”) as at December 31, 2011 and 2010 and the related statements of operations and comprehensive (loss), stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2011. Mortgagebrokers.com Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mortgagebrokers.com Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
April 13, 2012

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash	$909,491	$752,422
Prepaid expenses	26,012	43,765
Total Current Assets	935,503	796,187
Equipment, net (note 3)	62,909	85,598
Equipment Under Capital Leases (note 4)	1,042	1,463
Total Assets	$999,454	$883,248
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (note 15)	1,067,351	1,266,166
Advances from related party (note 5)	2,409,646	482,832
Employee tax deductions payable (note 6)	144,594	231,023
Stock-based compensation accrual - current portion (note 7a)	4,108	7,395
Total Current Liabilities	3,625,699	1,987,416
Stock-based Compensation Accrual (note 7b)	13,872	22,486
Total Liabilities	3,639,571	2,009,902
Commitments and Contingencies (notes 1 and 14)

STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 1,294,993(2010-1,295,136)issued and outstanding (note 8)	129	129
Additional Paid-in Capital	6,197,484	6,022,119
Additional Paid-in Capital - Warrants (note 9)	-	175,365
Treasury Stock (note 10)	(27,286)	(27,286)
Accumulated Other Comprehensive Income	152,440	100,895
Accumulated Deficit	(8,962,884)	(7,397,876)
Total Stockholders' Deficit	(2,640,117)	(1,126,654)
Total Liabilities and Stockholders' Deficit	$999,454	$883,248

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
Years Ended December 31, 2011 and 2010

	2011	2010

Revenue	$13,498,395	$14,287,100

Expenses
Commission and agent fees	11,868,420	12,273,610
Salaries and benefits (note 15)	2,335,621	1,301,274
General and administrative expenses (note 15)	624,546	1,087,931
Employee stock-based compensation	-	(1,650)
Stock-based compensation (note 7a)	(11,902)	(12,325)
Stock-based compensation (note 7b)	-	(54,343)
Occupancy costs (note 15)	224,531	151,266
Depreciation expense	22,187	35,346

Total Operating Expenses	15,063,403	14,781,109

(Loss) before Income Taxes	(1,565,008)	(494,009)

Provision for income taxes (note 11)	-	-

Net (loss)	(1,565,008)	(494,009)

Foreign Currency Translation Adjustment, net of taxes	51,545	(41,710)

Total Comprehensive (Loss)	$(1,513,463)	$(535,719)

Net (Loss) per Share – Basic (note 12)	(1.21)	(0.35)
Net (Loss) per Share - Diluted (note 12)	(1.21)	(0.35)

Weighted Average Number of Shares Outstanding - Basic During the Year	1,295,128	1,411,904

Weighted Average Number of Shares Outstanding - Diluted During the Year	1,295,128	1,411,904

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2011 and 2010

	Capital Stock	Capital Stock Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Subscription (Cancellation) Of Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2009	1,432,551	$143	$5,862,507	$335,183	$(220)	$(25,234)	$142,605	$(6,903,867)	$(588,883)
January 1, 2010- cancellation of stock	(1,248)	-	(220)	-	220	-		-	-
January 21, 2010- purchase of treasury shares (note 10)	-	-	-	-	-	(2,052	-	-	(2,052)
July 9, 2010- expiration of warrants(note 9)	-	-	159,818	(159,818)	-	-	-	-	-
November 9, 2010- cancellation of shares(note 8)	(136,167)	(14)	14	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	-	(41,710)	-	(41,710)
Net (loss) for the year	-	-	-	-		-	-	(494,009)	(494,009)
Balances at December 31, 2010	1,295,136	$129	$6,022,119	$175,365	$-	$(27,286	$100,895	$(7,397,876)	$(1,126,654
July 9, 2011 expiration of warrants(note 9)	-	-	175,365	(175,365)	-	-	-	-	-
December 8, 2011- cancellation of shares (Note 13)	(143)	-	-		-	-	-	-	-
Foreign currency translation adjustment, net of taxes							51,545		51,545
Net (loss) for the year	-	-	-	-		-	-	(1,565,008)	(1,565,008)

Balances at December 31, 2011	1,294,993	$129	$6,197,484	$-	$-	$(27,286	$152,440	$(8,962,884)	$(2,640,117)

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities

Net (loss)	$(1,565,008)	$(494,009)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	22,187	35,346
Employee stock-based compensation		(1,650)
Stock-based compensation accrual (recovery)	(11,902)	(66,668)
(Increase) decrease in net assets:
Referral fees held in trust	-	(2,821)
Prepaid expenses	17,340	(22,549)
Accounts payable and accrued liabilities and Employee tax deductions payable	(259,412)	(812,901)
Trust liability	-	2,821

Net Cash used in Operating Activities	(1,796,795)	(1,362,431)

Cash Flows from Investing Activities

(Purchase) of equipment	(4,701)	(7,919)

Net Cash used in Investing Activities	(4,701)	(7,919)

Cash Flows from Financing Activities

Purchase of treasury stock	-	(2,052)
Advances from related party	1,975,409	109,295
(Decrease) in bank indebtedness	-	(66,367)

Net Cash provided by Financing Activities	1,975,409	40,876

Net Increase (Decrease) in Cash	173,913	(1,329,474)

Effect of exchange rates on cash	10,156	41,932

Cash - Beginning of Year	725,422	2,012,964

Cash - End of Year	$909,491	$725,422
Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2011, the Company generated a net loss of $1,565,008 (2010 - $494,009). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase  liabilities and future cash commitments.

The Company has devoted substantially all of its efforts to establishing its current business. Management continues to develop and execute its business model, business plans and strategic marketing plans which includes: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of  strategic marketing plans and sales execution strategies; preparation of a financial plans, risk and capital structure planning models, and mortgage origination ‘book of business’ models; hiring mortgage sales agents to build its national sales force and continuing to develop the referral relationship; developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches and preparing agent contracts; and, recruiting and hiring technicians, management and industry specialists.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

2.               Summary of Significant Accounting Policies (continued)

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

d)    Revenue Recognition

Revenue consists of mortgage brokerage fees, finders’ fees and insurance commissions. The revenue from brokerage fees and finders’ fees are recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured, which typically occurs when the brokerage fee or finders fees from the lender has been advanced.  Insurance commission revenues are recognized when collection is reasonably assured, which typically occurs when the insurance commission fees from the insurance provider has been advanced.

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

f)    Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accounts payable and accrued liabilities, advances from related party  and all other current liabilities approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the  Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

2. Summary of Significant Accounting Policies (continued)

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

j)         Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), Earnings per Share , which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding plus potentially dilutive securities (if dilutive) related to stock options and warrants for the year.

k)         Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to ASC 830-10, (formerly SFAS No. 52), “Foreign Currency Translation.”  The Company’s functional currency is the Canadian dollar. All assets and liabilities are translated into United States  dollars using the exchange rates prevailing at the end of the period. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

2. Summary of Significant Accounting Policies (continued)

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

 n)         Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements.  This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, which will be the Company’s fiscal year 2012, with early adoption prohibited.  The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

3.                Equipment, net

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Depreciation	2011	2010

Furniture and equipment	$188,737	$137,553	$51,184	$67,578
Computer equipment	40,931	29,206	11,725	11,765
Leasehold improvements	-	-	-	6,255

	$229,668	$166,759	$62,909	$85,598

4.                Equipment Under Capital Leases

	2011	2010
Computer equipment	$7,007	$7,165
less: accumulated depreciation	(5,965)	(5,702)
	$1,042	$1,463

The equipment under the capital leases is depreciated on a 30% declining balance.

5.                Advances from Related Party

As of December 31, 2011, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $2,409,646 (as at December 31, 2010 - $482,832) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

7.                Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of December 31, 2011, the Company has accrued, as stock-based compensation payable, 16,433 (2010 - 16,433) common shares at a price of $0.25 (2010- $0.45) per share for a total of $4,108 (2010- $7,395) payable to certain parties whose agreement was cancelled in 2009.

b.

As of December 31, 2011, the Company has accrued, as stock-based compensation payable, 55,485 (2010 - 49,968) common shares at a price of $0.25 (2010- $0.45) per share for a total of $13,872 (2010- $22,486) payable to parties referred to in notes 14a and 14b.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

8.              Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2011.

Common Stock

On November 9, 2010, the Company cancelled 136,167 common shares.  The Company received signed agreements from various employees agreeing to cancel 136,167 common shares for Nil consideration and to terminate any past and future stock-based compensation accrual arrangements without further consideration.

On June 9, 2006, the Company completed an offering in which it issued a total of 70,416 shares of its common stock to accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees, at a price per unit of $30.00 for an aggregate offering price of $2,112,470. Purchasers of these securities receive the following additional rights and privileges:

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

                    The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	2011	2010

Number of Warrants Outstanding at Beginning of Year:	14,083	28,166
Number of Warrants Exercised:	-	-
Warrants Expired:	14,083	14,083
Number of Warrants Outstanding at End of Year:	-	14,083

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2011, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of December 31, 2011. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

 8.              Capital Stock (continued)

                  Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Plan is 166,667, the adequacy of which will be evaluated annually.

9.              Additional Paid-in Capital - Warrants

On June 9, 2006, accredited investors including RE/MAX Ontario-Atlantic Canada Inc., its executives and franchisees purchased 70,416 units of the Company for aggregate proceeds of $2,112,470 as a part of a private placement. Each unit consisted of one common share and one common share purchase warrant. The warrants are exercisable at a price 30% below the 30 day fair market price preceding the date such warrants are exercised. One-fifth of such warrants must be exercised (executed to purchase shares) within 30 days following each successive anniversary date of the private placement closing of the offering. Warrants expire if not exercised within 30 days of such anniversary date. The warrants were relatively valued at $732,605. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%, expected stock volatility of 64.7%, risk-free interest rate of 4% and an expected warrant life of 1 year.   As of December 31, 2011, 7,770 of the warrants were exercised at an average price of $8.40.  During the year ended December 31, 2011, 14,083 (2010 – 14,083) warrants expired with a value of $175,365 (2010 - $159,818) and have been allocated to Additional Paid in Capital.  As of December 31, 2011, 62,646 warrants have expired, 7,770 warrants have been exercised and no warrants remain outstanding.

10.             Treasury Stock

During 2010, the Company acquired 1,293 common shares of the Company on the open market, at an average price of $1.50 per share for a total of $2,052.  In 2007, the Company acquired 417 common shares of the Company, on the open market, at an average price of $18 per share for a total of $7,455.  In 2006, the Company acquired 1,053 common shares of the Company, on the open market, at an average value of $16.80 per common share, for a total of $17,779.  The total treasury stock held at December 31, 2011 is 2,763 (2010 – 2,763) at a total price of $27,286 (2010 - $27,286).

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

11.             Income Taxes

The Company has paid no federal, state or provincial income taxes. As of December 31, 2011, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $5,833,000 which, if unused, will expire in various years beginning in 2015. The tax effect of the operating loss carry forwards and temporary differences at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,633,167	$1,138,479
Net book value and tax value differences	(29,181)	(26,055)
Valuation allowance for deferred income tax assets	(1,603,986)	(1,112,424)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 28% (2010 - 31%) rate to the provision for income taxes:

	2011	2010
Deferred Tax Provision:
Expected income tax (expense) benefit	$438,202	$153,142
Legal judgement	-	-
Stock based compensation	3,333	21,179
Valuation allowance	441,535	174,321

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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

Effective January 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes.  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company considers many factors when evaluating and estimating the tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of the tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740.  Further, there has been no change during the years ended December 31, 2011 and 2010.  Accordingly, the Company has not accrued any interest and penalties through December 31, 2011.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

	2011	2010
Weighted average number of common shares outstanding	1,295,128	1,411,904
Warrants	-	14,083
Stock Based Compensation payable (RE/MAX)	16,433	16,433
Stock Based Compensation payable (Other)	55,485	49,968
Weighted-average number of diluted common shares outstanding	1,367,046	1,492,388

13.              Comparative Figures

    The financial statements have been retroactively reclassified to reflect a 30 to 1 reverse stock split that occurred on
    November 14, 2011. Such reclassifications had no impact on net (loss) and total comprehensive (loss).

14.              Commitments and Contingencies

Commitments

The Company has entered into agreements with various parties, whereby the Company is committed to issue compensatory warrants and stock as part of the Service Plan to mortgage agents and strategic alliance partners.

The effective date (“Effective Date”), when mentioned below, is the date the independent mortgage agent entered into a Mortgage Agent Agreement with the Company; or, is the date the RE/MAX Ontario-Atlantic Canada Inc. (“RE/MAX”) or Maxwell Realty Inc. (“Maxwell”) Franchisee entered into a Service Level Agreement with the Company and is also the date that the strike price (“Strike Price”) of the warrants is established. The strike price is the greater of $30 per share or the twenty day average closing price following the Effective Date.

Since the conversion ratio of dollar value of warrants into shares is fixed, but the share price fluctuates, the accrual to expense the value of the warrants earned by the mortgage agents and strategic alliance partners will fluctuate with the share price at the end of each period.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

14.              Commitments and Contingencies (continued)

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
December 31, 2011 and 2010

14.              Commitments and Contingencies (continued)

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

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date

Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date

c)     The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2012	$3,601

d)      On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations. The agreement is effective commencing May 1, 2007 for a five year term

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2012	$3,465

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

14.             Commitments and Contingencies (continued)

e)	Contingencies

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals, who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately $19,000,000 arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.  On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada.  The counterclaim asserted a number of claims in the amount of $550,000 arising out of commission holdbacks by the Company.  The counterclaim was settled following the Company paying out agent commissions of $223,734 and placing $373,244 with the Court pending a resolution to the Company’s original claim. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement.  On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $35,000,000 unjust enrichment in the amount of $950,000, breach of trust and misappropriation of trust funds in the amount of $50,000, and breach of contract in the amount of $50,000, arising out of a brokerage agreement and the associated services provided.  On December 21, 2011, FGOC filed a statement of defence and counterclaim.  FGOC countered for the following: (i) $500,000 in liquidated damages, plus 6% per annum interest; (ii) approximately $724,000 in damages owed pursuant to an agreement; and (iii) $2,500,000 in interest and punitive damages. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

15.             Related Party Transactions

a)	Shared services

During 2011, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $157,500 (2010 - $Nil). PMGI and the Company are under common control. The related cost is included in occupancy costs on the consolidated statement of operations and comprehensive (loss).

b)	Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company. During  the  year  ended  December  31,  2011,  the  Company  received  broker  rewards  of  $24,887 (2010 - $Nil) for its brokers from Radius which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

c)	Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations. During the year ended December 31, 2011, Radius paid $410,000 (2010- $Nil) in broker commissions to the Company. These amounts are recorded as revenues on the consolidated statement of operations and are calculated and paid on normal commercial terms.

d)	Bonus

During the year ended December 31, 2011, the Company declared a bonus of $437,094 (2010 - $Nil), to the controlling shareholder and Chief Executive officer. The related cost is included in salaries and benefits on the consolidated statement of operations and comprehensive (loss).

The transactions are entered into in the normal course of business and are recorded at the exchange amount, which is the amount of consideration established and agreed to by the related parties.