Form 10-Q
period 2012-03-31
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2012-05-21
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
______________________________

FORM 10-Q
______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 21, 2012
Common Stock, $.0001 par value	1,294,993

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURES

PART I: FINANCIAL INFORMATION

Item 1.    Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

The condensed consolidated interim financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-12.

The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies, included in the Company's annual report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 16, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the periods ending March 31, 2012 and 2011. The following information should be read in conjunction with the consolidated interim financial statements for the period ending March 31, 2012 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed certificate of amendment with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales and operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario, Canada provincially incorporated company that currently holds our licensure for operating as a mortgage broker in the Province of Ontario;

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which currently holds our licensure for operating as a mortgage broker in the Provinces of Alberta and British Columbia;

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, incorporated on November 24, 2008 for the intended centralization of back office services in Canada; and,

4.
MBKR Franchising Inc. - a Canadian federally incorporated company, incorporated on January 30, 2009 through which the Company is a mortgage brokerage franchisor selling theMortgageBrokers.com business system in Canada.

In 2011, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis. As at March 31, 2012, our Company had staffing resources of 10 full-time equivalent staff.

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Reported gross revenue in our first quarter decreased by approximately 36% in 2012, as compared to that of 2011, to $1,886,945.This drop in revenue was primarily related to mortgage agent attrition between periods.

The Company experienced no significant revenue trend changes within the period as compared to the comparable period in 2011, with respect to geographic variations in margin or geographic variations in the absolute amounts of lender’s commissions.  Quarter over quarter, the Company experienced typical seasonal fluctuations where, based on historical averages, the first quarter of the year typically represents 18% of the Company’s annual sales, the second quarter typically represents 25%, the third quarter typically represents 31% and the fourth quarter typically represents 26%.

The Company’s reported operating expenses during the period decreased by approximately 29% in 2012, as compared to that of 2011, to $2,221,848. The primary components that comprise our operating expenses are agent commissions, salaries and benefits, general and administrative expenses and occupancy costs which are explained in detail as follows:

•
75% of the operating expenses in the reporting period were associated with agent commissions. Reported agent commission fees in the reporting period, as a percent of revenue, increased by 1.4% as compared to that of 2011 suggesting that the Company experienced moderate margin erosion between the periods as the Company increased its commissions payable to select mortgage agents.

•
Approximately 18% of the operating expenses in the reporting period were associated with salaries and benefits. Reported salaries and benefit expenses increased by 10% as compared to the same period in 2011.  The Company entered into a cost sharing program with a related third-party company.  In 2011, all human resources for the Company were consolidated into a related third-party company who provided back office corporate services to the Company on a cost allocation basis.

•
4% of our operating expenses in the reporting period were associated with general and administrative expenses. General and administrative expenses decreased 31% to $99,255 in 2012, as compared to that of 2011, as the Company entered into a cost sharing program with a related third-party company.

•
1.8% of our operating expenses in the reporting period were associated with occupancy expenses.  Occupancy expenses decreased by 33% to $40,038 in 2012, as compared to that of 2011, as the Company entered into a cost sharing program with a related third-party company and expense allocations were adjusted period over period.

Liquidity and Capital Resources

On March 31, 2012, we had $530,378 in cash, $8,076 in prepaid expenses, and $42,182 in equipment and equipment under capital leases, for a total of $580,636 in assets. Comparatively, as at December 31, 2011, we had $909,491 in cash, $26,012 in prepaid expenses, and $63,951 in equipment and equipment under capital leases, for a total of $999,454 in assets.

On March 30, 2012, we had $694,200 in accounts payable and accrued liabilities, $114,090 in employee tax deductions payable, $2,768,883 in loans payable to related parties, and $18,007 in accrued stock-based compensation, for a total of $3,595,180 in liabilities. Comparatively, as at December 31, 2011, the Company had $1,067,351 in accounts payable and accrued liabilities, $144,594 in employee tax deductions payable, $2,409,646 in loans payable to related parties, and $17,980 in accrued stock-based compensation, for a total of $3,639,571 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company’s liquidity and capital resources and their measured trends over the reporting period:

•	The Company’s cash position decreased by 41.7% over the first three months, augmented with a foreign exchange balance primarily associated with the following:

o
The Company lost $697,610 in cash from operating activities over the first three months of 2012.  This is attributed to, in part, the first half of the year typically being seasonally the slowest and mortgage agent attrition, resulting in business expenses exceeding our net revenue (after agent commissions are paid out) during the period.

o	The Company gained $359,237 in cash from financing activities over the first three months of 2012 as we received funds from a related-party to fund operations.

o	The Company had no gain or loss in cash from investing activities over the first three months of 2012.

•
Accounts payable decreased by approximately 35% over the reporting period. The bulk of this payable amount is work in progress payable to mortgage agents following the completion of mortgage agent origination compliance procedures, and can build up significantly if mortgage agents delay providing their files to our back office for compliance review when they are busy.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.  The loss of mortgage agents during this period had a negative impact on mortgage agent commissions payable at the end of the quarter ending March 31, 2012.

•
The Company is in arrears on the tax withholdings due to the Canada Revenue Agency (“CRA”) related to employee salaries.  As at the end of the reporting period, the Company had a tax liability with CRA of $114,090 (compared to $144,594 owed on December 31, 2011).  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owed to CRA against one of the Company’s Canadian subsidiaries.  This tax liability currently bears interest at 9% annually.  The Company made lump sum monthly payments via post-dated cheques to pay down the outstanding balance by $30,504 during the reporting period.

The Company reported a net loss from operations for the first three months of 2012 of $334,903, with a net decrease in cash from operating, investing and financing activities of $338,373 during the same period.  The Company needs to grow its mortgage agent book of business and the associated commission fees above current levels, while continuing to manage the expenses within existing envelopes, if it expects to achieve positive earnings from operations.

In the event that the Company grows beyond its available working capital resources, experience unforeseen impacts to cash flow, or experiences a prolonged market downturn, the Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.

As noted in the past three Form 10-Q reports for 2011 and Form 10-K for 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations, the Board of Directors has decided to privatize our Canadian operations and amalgamate them with a private company under common control, as a result of the following factors:

1.           current economic conditions and the ongoing loss of cash from operating activities;

2.           the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;

3.           current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and company capitalization; and

4.           the increasingly high costs associated with administering a publicly traded company.

 The Company is actively seeking candidate companies for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with two candidate groups to complete the contemplated transaction.  There is no timetable for completing this process.  However, management will make best efforts to complete this restructuring by June 30, 2012.

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

Revenue Recognition

Revenue consists of mortgage brokerage fees, finders’ fees, and insurance commissions. The revenues from brokerage fees and finders’ fees are recognized after the funding of a customer’s mortgage and when the collection of brokerage or finders fees is reasonably assured, which typically occurs when the fees are advanced from the lender. Insurance commission revenues are recognized when collection is reasonably assured, which typically occurs when the insurance commission fees from the insurance provider are advanced.

Share-based Payment

The Company adopted the disclosure requirements of SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R" and now codified as “ASC 718”) for stock options and similar equity instruments (collectively, "Options") issued to employees. The Company applies the fair value base method of accounting as prescribed by SFAS No. 123R or ASC 718. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For Options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R or ASC 718 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as described in Note 8 to the financial statements found herein for the reporting period.

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months reporting period ended March 31, 2012, the Company reported a net loss from operations of $334,903, with a net decrease in cash from operating, investing and financing activities of $338,373 during the same period. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services, and continue to achieve profitable operations. Management’s plan is to increase gross revenue by expanding the sales force. In addition, management plans to carefully manage expenses and capital investments related to scalability to establish sustainable operational profitability through our growth, and to secure additional funds through future debt or equity financings.

As noted above and in the past three Form 10-Q reports for 2011, and on the Form 10-K for the period ending December 31, 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations, the Board of Directors, has decided to privatize our Canadian operations and amalgamate them with a private company under common control.  The Company is actively seeking candidate companies to for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with two candidate groups to complete the contemplated transaction.  There is no timetable for completing this process.  However, management will make best efforts to complete this restructuring by June 30, 2012.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2012, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1.    Legal Proceedings

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties, including Mortgage Brokers City Inc. and its principals, who were former mortgage agents of the Company. The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs, including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.

On April 5, 2010, the defendants counterclaimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada. The counterclaim asserted a number of claims in the amount of $548,625 arising out of commission holdbacks by the Company. The counterclaim was settled following the Company paying out agent commissions of $223,175 and placing $372,311 with the court pending a resolution to the Company’s original claim.

On March 20, 2012, Mortgage Brokers City Inc. refiled an amended statement of claim against FGOC and its senior management.  On April 30, 2012, FGOC expanded its original statement of claim to include 40 of Mortgage Brokers City Inc.’s mortgage agents involved in the matter.  On April 30, 2012, FGOC made a formal settlement offer to Mortgage Brokers City Inc. to settle all outstanding matters.

The matter is still before the courts and is expected to be heard later in 2012 or 2013. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

MortgageBrokers.com Financial Group of Companies Inc. v. Ralph Canonaco et. al.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco and other related parties. The statement of claim filed by FGOC alleged the failed collection of a liquidated debt in the amount of approximately $500,000 arising out of a brokerage agreement and unpaid promissory note by Ralph Canonaco and Baywood homes. On October 21, 2011, the parties agreed to dismiss this action and to incorporate FGOC’s claims for the approximately $500,000 in damages into the action filed by Ralph Canonaco and various other parties described below.

On September 9, 2010, Ralph Canonaco and his co-defendants commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties for approximately $35 million in damages.

Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in the counterclaim. Management believes that the claim is vexatious and frivolous and has no grounds to proceed. Management will be filing a counterclaim against Ralph Canonaco, Frank Canonaco, Baywood Homes, and other related parties, for over $12 million in damages for alleged failed collection of liquidated debts, promissory notes and unpaid broker fees on a $36 million in commercial financing arranged by FGOC, as well as for breach of contract.

HSBC Bank Canada v. MortgageBrokers.com Financial Group of Companies Inc. et. al.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against 17 different entities, including FGOC and a former FGOC mortgage broker.  The statement of claim alleged breach of agreement, conspiracy, and concealment for damages of $649,373 and interest, arising out of a real estate transaction and mortgage funding. None of the above allegations were made directly against FGOC. An independent mortgage broker affiliated with FGOC is alleged to have been involved in a fraudulent real estate transaction and mortgage funding. HSBC Bank Canada alleges that FGOC should be vicariously liable for the independent mortgage brokers alleged conduct. FGOC’s independent mortgage brokers each have a $5 million Errors & Omissions Insurance Policy that protects FGOC from liability related to their independent mortgage brokers.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)        Exhibits

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Furnished herewith.

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

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director (Duly Authorized Principal Executive Officer and Principal Accounting Officer)

Dated: May 18, 2012

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

CONTENTS

Condensed Consolidated Interim Balance Sheets	F2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)	F3

Condensed Consolidated Interim Statements of Cash Flows	F4

Notes to Condensed Consolidated Interim Financial Statements	F5-12

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$530,378	$909,491
Prepaid expenses	8,076	26,012
Total Current Assets	538,454	935,503
Equipment, net (note 3)	41,817	62,909
Equipment Under Capital Leases (note 4)	365	1,042
Total Assets	$580,636	$999,454
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	694,200	1,067,351
Advances from related parties (note 5)	2,768,883	2,409,646
Employee tax deductions payable (note 6)	114,090	144,594
Stock-based compensation accrual - current portion (note 7a)	4,108	4,108
Total Current Liabilities	3,581,281	3,625,699
Stock-based Compensation Accrual (note 7b)	13,899	13,872
Total Liabilities	3,595,180	3,639,571
Commitments and Contingencies (notes 1 and 11)
STOCKHOLDER’S DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 1,294,993 (2011: 1,294,993) issued and outstanding (note 8)	129	129
Additional Paid-in Capital	6,197,484	6,197,484

Treasury Stock	(27,286)	(27,286)
Accumulated Other Comprehensive Income	112,916	152,440
Accumulated Deficit	(9,297,787)	(8,962,884)
Total Stockholders' Deficit	(3,014,544)	(2,640,117)
Total Liabilities and Stockholders' Deficit	$580,636	$999,454

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)
For the Three Months Ended March 31, 2012 and 2011
Unaudited

	2012	2011

Revenue	$1,886,945	$2,927,206

Expenses
Commission and agent fees	1,657,596	2,536,636
Salaries and benefits	401,947	364,022
General and administrative expenses	99,255	145,891
Stock-based compensation (note 7b)	26	816
Occupancy costs (note 9)	40,038	59,281
Depreciation expense	22,986	8,870

Total Operating Expenses	2,221,848	3,115,516

(Loss) from Operations and Before Income Taxes	(334,903)	(188,310)

Provision for income taxes	-	-

Net (Loss)	(334,903)	(188,310)

Foreign Currency Translation Adjustment	(39,524)	26,571

Total Comprehensive (Loss)	(374,427)	(161,739)

Net (Loss) per Share – Basic (note 10)	(0.26)	(0.15)
Net (Loss) per Share - Diluted (note 10)	(0.26)	(0.15)

Weighted Average Number of Shares Outstanding - Basic During the Period	1,294,993	1,295,136

Weighted Average Number of Shares Outstanding - Diluted During the Period	1,294,993	1,295,136

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
For the Three Months ended March 31, 2012 and 2011
Unaudited

	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(334,903)	$(188,310)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	22,986	8,870
Stock-based compensation accrual	26	816
(Increase) decrease in net assets:
Accounts payable and Employee tax deductions payable	(403,655)	(221,299)
Prepaids	17,936	-

Net Cash provided by (used in) Operating Activities	(697,610)	(399,923)

Cash Flows from Investing Activities
(Purchase) of equipment, net	-	(4,714)

Net Cash used in Investing Activities	-	(4,714)

Cash Flows from Financing Activities
Advances from related parties	359,237	413,574

Net Cash provided by Financing Activities	359,237	413,574

Net (decrease) increase in Cash	(338,373)	8,937

Effect of exchange rates on Cash	(40,740)	19,400

Cash - Beginning of period	909,491	752,422

Cash - End of period	$530,378	$780,759
Supplemental Cash Flow Information
Interest paid	$-	$1,278
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim  financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2012
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three month period ended March 31, 2012, the Company generated a net loss of $334,903 (for the year ended December 31, 2011, the Company generated a net loss of $1,565,008). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, to grow sales of its services and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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
March 31, 2012
Unaudited

2.                       Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)     Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of March 31, 2012 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

3.                        Equipment, net

			Net Book Value	Net Book Value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2011	2011

Furniture and equipment	$192,427	$158,454	$33,973	$51,184
Computer equipment	41,731	33,887	7,844	11,725

	$234,158	$192,341	$41,817	$62,909

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2012
Unaudited

4.                        Equipment Under Capital Leases

	March 31, 2012	December 31, 2011
Computer equipment	$7,144	$7,007
less: accumulated depreciation	(6,779)	(5,965)
	$365	$1,042

The equipment under the capital leases is depreciated on a 30% declining balance.

5.                        Advances from Related Parties

As of March 31, 2012, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $2,768,883 (as at December 31, 2011 - $2,409,646) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

7.                        Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of March 31, 2012, the Company has accrued, as stock-based compensation payable, 16,433 (as of December 31, 2011 – 16,433) common shares at a price of $0.25 (December 31, 2011 - $0.25) per share for a total of $4,108 (December 31, 2011 - $4,108) payable to certain parties whose agreement was cancelled in 2009.

b.
As of March 31, 2012, the Company has accrued, as stock-based compensation 55,588 (December 31, 2011 – 55,485) common shares at a price of $0.25 (December 31, 2011 - $0.25) per share for a total of $13,899 (December 31, 2011 - $13,872) payable to the parties referred to in note 11a and 11b.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2012
Unaudited

8.                        Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of March 31, 2012.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	March 31, 2012	December 31, 2011

Number of Warrants Outstanding at Beginning of Period:	-	14,083
Number of Warrants Exercised:	-	-
Warrants Expired:	-	14,083
Number of Warrants Outstanding at End of Period:	-	-

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of March 31, 2012, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of March 31, 2012. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2012
Unaudited

9.                        Related Party Transactions

a)    Shared services

During the first quarter of 2012, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $40,000 (2011 - $54,734).  PMGI and the Company are under common control.  The related cost is included in occupancy costs on the consolidated statement of operations and comprehensive (loss).

b)    Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company.

During  the  quarter  ended  March  31,  2012,  the  Company  received  broker  rewards  of  $2,650 (2011 - $315) for its brokers from Radius which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

c)     Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations.  During the quarter ended March 31, 2012, Radius paid $169,157 (2011- $43,748) in broker commissions to the Company.  These amounts are recorded as revenues on the consolidated statement of operations and are calculated and paid on normal commercial terms.

10.                      Earnings or Loss Per Share

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	March 31, 2012	December 31, 2011
Weighted average number of common shares outstanding	1,294,993	1,295,128
Stock Based Compensation payable (RE/MAX)	16,433	16,433
Stock Based Compensation payable (Other)	55,588	55,485
Weighted-average number of diluted common shares outstanding	1,367,014	1,367,046

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Interim Consolidated Financial Statements
March 31, 2012
Unaudited

11.                      Commitments and Contingencies

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
March 31, 2012
Unaudited

11.                      Commitments and Contingencies (cont’d)

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
March 31, 2012
Unaudited

11.                      Commitments and Contingencies(cont’d)

c)  The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2012	$2,664

d)  On February 8, 2007, the Company entered into a lease to rent office space in Calgary, Alberta, Canada for maintaining the Company's western Canada operations.

Annual minimum lease payments (excluding utilities, taxes and common area maintenance expenses) are as follows:

2012	$2,564

e)  Contingencies

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals, who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately $18,952,500 arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.  On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada.  The counterclaim asserted a number of claims in the amount of $548,625 arising out of commission holdbacks by the Company.  The counterclaim was settled following the Company paying out agent commissions of $223,175 and placing $373,311 with the Court pending a resolution to the Company’s original claim. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $498,750 arising out of a brokerage agreement.  On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $34,912,500 unjust enrichment in the amount of $947,625, breach of trust and misappropriation of trust funds in the amount of $49,875, and breach of contract in the amount of $49,875, arising out of a brokerage agreement and the associated services provided.  On December 21, 2011, FGOC filed a statement of defense and counterclaim.  FGOC countered for the following: (i) $498,750 in liquidated damages, plus 6% per annum interest; (ii) approximately $722,190 in damages owed pursuant to an agreement; and (iii) $2,493,750 in interest and punitive damages. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

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