Form 10-Q
period 2012-06-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2012-08-20
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding as of August 20, 2012
Common Stock, $.0001 par value	1,294,993

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Controls and Procedures	5

PART II OTHER INFORMATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

The condensed consolidated interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 16, 2012.

The condensed consolidated interim financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-12.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS JUNE 30, 2012 AND 2011 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

CONTENTS

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)	F-3

Condensed Consolidated Interim Statements of Cash Flows	F-4

Notes to Condensed Consolidated Interim Financial Statements	F-5-F-12

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
June 30, 2012 and December 31, 2011
Unaudited

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$456,733	$909,491
Prepaid expenses	52,836	26,012
Total Current Assets	509,569	935,503
Equipment, net (note 3)	53,839	62,909
Equipment Under Capital Leases (note 4)	895	1,042
Total Assets	$564,303	$999,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (note 9)	535,930	1,067,351
Advances from related parties (note 5)	3,317,103	2,409,646
Employee tax deductions payable (note 6)	73,458	144,594
Stock-based compensation accrual - current portion (note 7a)	3,286	4,108
Total Current Liabilities	3,929,777	3,625,699
Stock-based Compensation Accrual (note 7b)	11,136	13,872
Total Liabilities	3,940,913	3,639,571
Commitments and Contingencies (notes 1 and 11)

STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 1,294,993 (2011: 1,294,993) issued and outstanding (note 8)	129	129
Additional Paid-in Capital	6,197,484	6,197,484
Treasury Stock	(27,286)	(27,286)
Accumulated Other Comprehensive Income	161,511	152,440
Accumulated Deficit	(9,708,448)	(8,962,884)
Total Stockholders' Deficit	(3,376,610)	(2,640,117)
Total Liabilities and Stockholders' Deficit	$564,303	$999,454

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)
For the Three and Six Months Ended June 30, 2012 and 2011
Unaudited

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	30-Jun-12	June 30,2011	30-Jun-12	June 30,2011

Revenues (note 9)	$3,201,308	7,019,806	1,314,363	$4,092,600

Expenses
Commission and agent fees	2,844,347	6,125,845	1,186,751	3,589,209
Salaries and benefits	825,430	729,430	423,483	365,408
General and administrative expenses	192,892	373,943	93,637	228,052
Stock based compensation	(3,559)	1,525	(3,585)	709
(notes 7a and 7b)
Occupancy costs (note 9)	78,527	112,000	38,489	52,719
Depreciation expense	9,235	11,358	(13,751)	2,488
Total Operating Expenses	3,946,872	7,354,101	1,725,024	4,238,585

Net (Loss)	(745,564)	(334,295)	(410,661)	(145,985)

Foreign Currency Translation Adjustment	9,071	31,931	48,595	5,360

Comprehensive (Loss)	(736,493)	(302,364)	(362,066)	(140,625)

Net (loss) per share - Basic and Diluted	(0.58)	(0.26)	(0.32)	(0.11)

Weighted Average Number of Shares (note 10)
Basic	1,294,993	1,295,136	1,294,993	1,295,136
Diluted	1,294,993	1,295,136	1,294,993	1,295,136

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
Unaudited

	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(745,564)	$(334,295)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	9,235	11,358
Stock-based compensation	(3,559)	1,525
(Increase) decrease in net assets:
Accounts payable and accrued liabilities and employee tax deductions payable	(606,051)	796,092
Prepaids	(27,098)	(4,544)
Net Cash (used in) provided by Operating Activities	(1,373,037)	470,136

Cash Flows from Investing Activities
Purchase of equipment	-	(4,804)
Net Cash (used in) Investing Activities	-	(4,804)

Cash Flows from Financing Activities
Advances from related parties	917,850	724,803
Net Cash provided by Financing Activities	917,850	724,803

Net (decrease) increase in Cash	(455,187)	1,190,135

Effect of exchange rates on Cash	2,429	29,140

Cash - Beginning of period	909,491	752,422

Cash - End of period	$456,733	$1,971,697

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six month period ended June 30, 2012, the Company generated a net loss of $745,564 (for the year ended December 31, 2011, the Company generated a net loss of $1,565,008). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2012
Unaudited

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

a)     Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of June 30, 2012 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

b)    Basis of Consolidation and Presentation

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly-owned subsidiaries Mortgagebrokers.com Inc., Mortgagebrokers.com Financial Group of Companies, Inc., MBKR Franchising Inc. and MBKR Holdings, Inc.  All significant inter-company transactions and balances have been eliminated upon consolidation.

3.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2012	2011

Furniture and equipment	$188,534	$144,610	$43,924	$51,184
Computer equipment	40,887	30,972	9,915	11,725
	$229,421	$175,582	$53,839	$62,909

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
Unaudited

4.	Equipment Under Capital Leases

	June 30, 2012	December 31, 2011
Computer equipment	$6,999	$7,007
less: accumulated depreciation	(6,104)	(5,965)
	$895	$1,042

The equipment under the capital leases is depreciated on a 30% declining balance.

5.	Advances from Related Parties

As of June 30, 2012, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $3,317,103 (as at December 31, 2011 - $2,409,646) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

The Company has accrued expenses for stock-based compensation:

a.
As of June 30, 2012, the Company has accrued, as stock-based compensation payable, 16,433 (December 31, 2011 – 16,433) common shares at a price of $0.20 (December 31, 2011 - $0.25) per share for a total of $3,286 (December 31, 2011 - $4,108) payable to certain parties whose agreement was cancelled in 2009.

b.
As of June 30, 2012, the Company has accrued, as stock-based compensation 55,680 (December 31, 2011 – 55,485) common shares at a price of $0.20 (December 31, 2011 - $0.25) per share for a total of $11,136 (December 31, 2011 - $13,872) payable to the parties referred to in note 11a and 11b.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
Unaudited

8.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of June 30, 2012.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	June 30, 2012	December 31, 2011

Number of Warrants Outstanding at Beginning of Period:	-	14,083
Number of Warrants Exercised:	-	-
Warrants Expired:	-	14,083
Number of Warrants Outstanding at End of Period:	-	-

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of June 30, 2012, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of June 30, 2012. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

Service Compensation Plan

On March 1, 2005 the Board of Directors approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non-monetary transactions whereby the issuance of stock is granted for services rendered. This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership. Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company. The total number of shares reserved for issuance under the Service Plan is 166,667, the adequacy of which will be evaluated annually.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
Unaudited

9.	Related Party Transactions

a)    Shared services

During the three and six month periods ended June 30, 2012, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of approximately $38,812 and $78,766 (2011 - $39,440 and $78,169), respectively.  PMGI and the Company are under common control.  The related cost is included in occupancy costs on the consolidated statement of operations and comprehensive (loss).

b)    Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company.

During the three and six month periods ended June 30, 2012, the Company received broker rewards of $7,116 and $9,785 (2011 - $744 and $1,060), respectively, for its brokers from Radius, which is included in accounts payable and accrued liabilities on the consolidated balance sheets.

c)    Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations.  During the three and six month periods ended June 30, 2012, Radius paid $51,062 and $219,514 (2011- $94,700 and $138,636), respectively, in broker commissions to the Company.  These amounts are recorded as revenues on the consolidated statement of operations and comprehensive (loss) and are calculated and paid on normal commercial terms.

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

	June 30, 2012	December 31, 2011
Weighted average number of common shares outstanding	1,294,993	1,295,128
Stock Based Compensation payable (RE/MAX)	16,433	16,433
Stock Based Compensation payable (Other)	55,680	55,485
Weighted-average number of diluted common shares outstanding	1,367,106	1,367,046

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
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

The Company has entered into agreements with the following parties:

a)    Independent Mortgage Agents/Loan Officers

Pursuant to a 5 year Mortgage Agent Agreement, the Company is committed to issuing warrants, at no cost, for common stock of the Company in two series to mortgage agents licensed with the Company based on their annual mortgage origination sales volume, which are summarized as follows based on current formulae:

Series I Warrants

“Average Volume”:	Defined as the average best three out of five years in funded mortgage origination volume.

Number of Warrants:
$8,257 worth of warrants divided by the Strike Price, per CDN $10 million in Average Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	SERIES I warrants are earned in the first 5 years following the Effective Date.

Additional Vestment:	All SERIES I warrants are fully vested on the 5th anniversary of the Effective Date.

Determination Date:	5 year anniversary of Effective Date.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
Unaudited

11.	Commitments and Contingencies (cont’d)

Series II Warrants

“Annual Volume”:	Defined as the total mortgage origination volume executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date.

Number of Warrants:
$1,651 worth of warrants divided by the Strike Price per CDN $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	SERIES II warrants are earned in the first 5 years following the Effective Date.

Additional Vestment:	All SERIES II Warrants fully vest 3 years following the Determination Date.

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

Annual Volume:
Defined as the total funded mortgage origination volume from Maxwell lead referral executed per 12 month period following the Effective Date and subsequent 12 month periods following the anniversary dates of the Effective Date.

Number of Warrants:
$3,000 worth of warrants divided by the Strike Price per CDN $10 million in Annual Volume, adjusted on a pro rata basis, no minimum or maximum thresholds. The warrants are convertible in common shares on a 1:1 basis.

Earnings Period:	SERIES III warrants are earned in the first 5 years following the Effective Date.

Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
June 30, 2012
Unaudited

11.	Commitments and Contingencies (cont’d)

c)    The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2012	$2,034
2013	$1,198

d)    Contingencies

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

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $498,750 arising out of a brokerage agreement.  On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $34,912,500 unjust enrichment in the amount of $947,625, breach of trust and misappropriation of trust funds in the amount of $49,875, and breach of contract in the amount of $49,875, arising out of a brokerage agreement and the associated services provided.  On December 21, 2011, FGOC filed a statement of defense and counterclaim.  FGOC countered for the following: (i) $498,750 in liquidated damages, plus 6% per annum interest; (ii) approximately $722,190 in damages owed pursuant to an agreement; and (iii) $2,493,750 in interest and punitive damages.  Company management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the claim is vexatious and frivolous and has no grounds to proceed.

On February 2, 2011, HSBC Bank Canada commenced an action in the Court of Queen’s Bench of Alberta, Canada against various entities, including FGOC et. al.  The statement of claim filed asserted claims of breach of agreement, conspiracy and concealment and is claiming $651,000 plus costs and interest arising out of a real estate transaction and mortgage funding.  Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.  On July 24, 2012 this action was dismissed.

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the three and six month periods ending June 30, 2012 and 2011. The following information should be read in conjunction with the condensed consolidated interim financial statements for the period ending June 30, 2012 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc.

Over the past three year period, sales and operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario, Canada provincially incorporated company that held our license for operating as a mortgage broker in the Province of Ontario;

2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which held our license for operating as a mortgage broker in the Provinces of Alberta and British Columbia;

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, incorporated on November 24, 2008 for the intended centralization of back office services in Canada; and

4.
MBKR Franchising Inc. - a Canadian federally incorporated company, incorporated on January 30, 2009 through which the Company is a mortgage brokerage franchisor selling theMortgageBrokers.com business system in Canada.

In 2011, all human resources for the Company were consolidated into a related party company that provided back office corporate services to the Company on a cost allocation basis.  As of June 30, 2012, our Company had staffing resources of 11 full-time equivalent staff applied on an allocation basis.

The Company’s corporate office is located at First Canadian Place, P.O. Box 410, Suite 5310, Toronto, Ontario, M5X 1E3.Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.Our internet website can be found under the domain name:www.mortgagebrokers.com The Company also has a regional office in Mississauga - Ontario.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Reported gross revenue in the three months ending June 30, 2012 was $1,314,363, a decrease of approximately 68% as compared to $4,092,600 for the same period in 2011.

The Company’s reported operating expenses during the three months ending June 30, 2012 was $1,725,024, a decrease of approximately 59%, as compared to $4,238,585 for the same period in 2011.  The primary components that comprise our operating expenses are agent commissions, salaries and benefits, general and administrative expenses and occupancy costs which are explained in detail as follows:

•
In the three months ending June 30, 2012, 69% of the operating expenses were associated with agent commissions.  Agent commission fees in the reporting period, as a percent of revenue, increased by 3% as compared to that of 2011, suggesting that the Company experienced moderate margin erosion between the periods as the Company increased its commissions payable to select mortgage agents.  Agent commissions during the three months ending June 30, 2012 decreased to $1,186,751, or approximately 67%, as compared to $3,589,209 in the three months ended June 30, 2011.

•
Approximately 25% of the operating expenses in the three months ended June 30, 2012 were associated with salaries and benefits.  Reported salaries and benefit expenses increased by 16% as compared to the same period in 2011.  In January 2011, all human resources for the Company were consolidated into a related third-party company that provided back office corporate services to the Company on a cost allocation basis.  This outsourcing exercise was carried out as the related third-party was willing to fund the Company’s operating deficit on mutually agreeable terms.

•
In the three months ended June 30, 2012, 1% of our operating expenses were associated with general and administrative expenses.  General and administrative expenses decreased by 59% to $93,637 in 2012, as compared to  $228,052 for the same period in 2011, as the Company entered into a cost sharing program with a related third-party company and down-sized Company operations.

•
In the three months ended June 30, 2012, less than 1% of our operating expenses in the reporting period were associated with occupancy costs.  Occupancy costs decreased by 27% to $38,489 in 2012 as compared to $52,719 for the same period in 2011, as the Company entered into a cost sharing program with a related third-party company and expense allocations were adjusted period over period.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Reported gross revenue in the first half of 2012 was $3,201,308, a decrease of approximately 54% as compared to $7,019,806 during the first half of 2011.

The Company’s reported operating expenses during the six months ended June 30, 2012 was $3,946,872, a decrease of approximately 46% as compared to $7,354,101 for the same period in 2011.  The primary components that comprise our operating expenses are agent commissions, salaries and benefits, general and administrative expenses and occupancy costs which are explained in detail as follows:

•
In the six months ended June 30, 2012, 72% of the operating expenses were associated with agent commissions.  Agent commission fees in the reporting period, as a percent of revenue, increased by 2% as compared to that of 2011 suggesting that the Company experienced moderate margin erosion between the periods as the Company increased its commissions payable to select mortgage agents.  Agent commissions during the period decreased 54% in 2012, as compared to that of 2011.

•
Approximately 21% of the operating expenses in the six months ended June 30, 2012 were associated with salaries and benefits.  Reported salaries and benefit expenses increased by 13% as compared to the same period in 2011.  In January 2011, all human resources for the Company were consolidated into a related third-party company who provided back office corporate services to the Company on a cost allocation basis.  This outsourcing exercise was carried out as the related third-party was willing to fund the Company’s operating deficit on mutually agreeable terms.

•
In the six months ended June 30, 2012, 5% of our operating expenses were associated with general and administrative expenses.  General and administrative expenses decreased 48% to $192,892 in 2012 as compared to $373,943 for the same period in 2011 as the Company entered into a cost sharing program with a related third-party company and down-sized Company operations.

•
In the six months ended June 30, 2012, 2% of our operating expenses were associated with occupancy expenses.  Occupancy expenses decreased by 30% to $78,527 in 2012 as compared to $112,000 for the same period in 2011 as the Company entered into a cost sharing program with a related third-party company and expense allocations were adjusted period over period.

Liquidity and Capital Resources

At June 30, 2012, we had $456,733 in cash, $52,836 in prepaid expenses, $54,734 in equipment and equipment under capital leases for a total of $564,303 in assets.  Comparatively as of December 31, 2011, we had $909,491 in cash, $26,012 in prepaid expenses, $63,951 in equipment and equipment under capital leases for a total of $999,454 in assets.

At June 30, 2012, we had $535,930 in accounts payable and accrued liabilities, $73,458 in employee tax deductions payable, $3,317,103 in loans payable to related parties and $14,422 in accrued stock-based compensation for a total of $3,940,913 in liabilities.  Comparatively as of December 31, 2011, the Company had $1,067,351 in accounts payable and accrued liabilities, $144,594 in employee tax deductions payable, $2,409,646 in loans payable to related parties and $17,980 in accrued stock-based compensation for a total of $3,639,571 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company’s liquidity and capital resources and their measured trends over the reporting period:

•	The Company’s cash position decreased by 49.8% over the six month period ending June 30, 2012, augmented with a foreign exchange balance primarily associated with the following:

o
The Company lost $1,373,037 in cash from operating activities over the six month period ending June 30, 2012.  This is primarily attributed to, in part, overall business expenses exceeding our net revenue (after agent commissions are paid out) during the period amounting to a net loss of $745,564 and making use of available resources to pay down the outstanding employee tax deductions payable and accounts payable and accrued liabilities of $606,051;

o	The Company gained $917,850 in cash from financing activities over the six month period ending June 30, 2012 as we received funds from a related-party to fund our operational deficit; and

o	The Company had no gain or loss in cash from investing activities for the six month period ending June 30, 2012.

•
Accounts payable and accrued liabilities decreased by approximately 50% over the reporting period.  The bulk of this payable amount is work in progress payable to mortgage agents.  Following the completion of mortgage agent origination compliance procedures can build up significantly if mortgage agents delay providing their files to our back office for compliance review.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.

•
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As of the end of the reporting period, the company had a tax liability with CRA of $73,458 (compared to $144,594 owed at December 31, 2011).  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owed to CRA by one of the Company’s Canadian subsidiaries.  The liability currently bears interest at approximately 9% annually.  The Company made lump sum monthly payments via post-dated checks to pay down the outstanding balance by $71,136 during the first six months of 2012.

The Company reported a net loss from operations for the six months ending June 30, 2012 of $745,564 with a net decrease in cash from operating and financing activities of $455,187 during the same period.

In the event that the Company continues to have operating losses beyond its available working capital resources or deficit funding arrangements, experiences unforeseen impacts to cash flow or a prolonged market downturn, the Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.  There is no guarantee that the Company would be able to raise equity or debt capital to fund operations.

As noted in the recent year end and quarterly filings, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations and on the following:

1.           Current economic conditions and the ongoing loss of cash from operating activities;

2.           The high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;

3.           Current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and company capitalization; and

4.           The increasingly high costs associated with administering a publicly traded company,

The Board of Directors has decided to privatize our Canadian operations and amalgamate them with a private company under common control.  The Company is actively seeking candidate companies for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with candidate companies to complete the contemplated transaction.  There is no timetable for completing this process; however, management will make best efforts to complete this restructuring by the end of 2012.

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months reporting period ended June 30, 2012, the Company reported a net loss from operations of $745,564 with a net decrease in cash from operating and financing activities of $455,187 during the same period. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is partly contingent upon its ability to secure additional debt or equity financing, continue to grow sales of its services and continue to achieve profitable operations.  Management’s plan is to privatize our Canadian operations and amalgamate them with a private company under common control to try to establish better economies of scale.

As noted above and in recent Form 10-Q reports for 2012 and 2011 and our Form 10-K for the period ending December 31, 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations, the Board of Directors has decided to privatize our Canadian operations and amalgamate them with a private company under common control.  The Company is actively seeking candidate companies to for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with candidate groups to complete the contemplated transaction.  There is no timetable for completing this process; however, management will make best efforts to complete this restructuring by the end of 2012.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

Current Litigation

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly-owned subsidiary of MortgageBrokers.com Holdings Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals Mike Hapke, Frank Napolitano, Jeff Cody and York Polk, who were former mortgage agents of the Company. The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CDN $19 million, arising out of loan agreements and mortgage agent license agreements with the defendants.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination, with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.

On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada. The counter claim asserted a number of claims in the amount of $548,625 arising out of commission holdbacks by the Company. The counter claim was settled following the Company paying out agent commissions of $223,175 and placing $373,311 with the Court pending a resolution to the Company’s original claim.

On March 20, 2012, Mortgage Brokers City Inc. re-filed an amended statement of claim against FGOC and its senior management.  On April 30, 2012, FGOC expanded its original statement of claim to include 40 of Mortgage Brokers City Inc.’s mortgage agents involved in the matter.  On April 30, 2012, FGOC made a formal settlement offer to Mortgage Brokers City Inc. to settle all outstanding matters.

The matter is still before the courts and is expected to be heard later in 2012 or 2013. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

MortgageBrokers.com Financial Group of Companies Inc. v. Ralph Canonaco et. al.

On March 5, 2010, FGOC commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco et. al. The statement of claim filed by FGOC alleged the failed collection of a liquidated debt in the amount of $498,750 arising out of a brokerage agreement and unpaid promissory note by Ralph Canonaco and Baywood homes. On October 21, 2011, the parties agreed to dismiss this action and to incorporate FGOC’s claims for the $498,750 in damages into the action filed by Ralph Canonaco and various other parties described below.

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

On July 24, 2012 this action was dismissed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

MORTGAGEBROKERS.COM HOLDINGS, INC.

By:	/s/ Alex Haditaghi
Alex Haditaghi President and Secretary
(Duly Authorized Officer Principal Executive Officer and Principal Financial Officer)

Dated: August 20, 2012