Form 10-Q
period 2012-09-30
MORTGAGEBROKERS.COM HOLDINGS, INC.
filed 2012-11-19
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
______________________________

FORM 10-Q
______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

150 King Street West, P.O. Box 40, Suite 2512
Toronto, Ontario, M5H 1J9
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding as of November 19, 2012
Common Stock, $.0001 par value	1,294,993

MORTGAGEBROKERS.COM HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7

PART II OTHER INFORMATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

The condensed consolidated interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies, included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on April 16, 2012.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 UNAUDITED

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

CONTENTS

Condensed Consolidated Interim Balance Sheets	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)	F-3

Condensed Consolidated Interim Statements of Cash Flows	F-4

Notes to Condensed Consolidated Interim Financial Statements	F-5-F-11

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Balance Sheets
September 30, 2012 and December 31, 2011
Unaudited

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$245,270	$909,491
Prepaid expenses and other receivables	173,962	26,012
Total Current Assets	419,232	935,503
Equipment, net (note 3)	51,609	62,909
Equipment Under Capital Leases (note 4)	859	1,042
Total Assets	$471,700	$999,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (note 9)	$323,790	$1,067,351
Advances from related parties (note 5)	3,881,827	2,409,646
Employee tax deductions payable (note 6)	15,924	144,594
Stock-based compensation accrual - current portion (note 7a)	3,286	4,108
Total Current Liabilities	4,224,827	3,625,699
Stock-based Compensation Accrual (note 7b)	11,611	13,872
Total Liabilities	$4,236,438	$3,639,571
Commitments and Contingencies (notes 1 and 12)
STOCKHOLDERS’ DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 1,294,993 (2011: 1,294,993) issued and outstanding (note 8)	$129	$129
Additional Paid-in Capital	6,173,393	6,197,484
Treasury Stock	(27,286)	(27,286)
Accumulated Other Comprehensive Income	63,368	152,440)
Accumulated Deficit	(9,974,342)	(8,962,884)
Total Stockholders' Deficit	(3,764,738)	(2,640,117)
Total Liabilities and Stockholders' Deficit	$471,700	$999,454

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Operations and Comprehensive (Loss)
For the Three and Nine Months Ended September 30, 2012 and 2011
Unaudited

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	30-Sep-12	30-Sep-11	30-Sep 12	30-Sep-11

Revenues (note 9)	$4,262,645	$10,663,684	$1,061,337	$3,643,878

Expenses
Commission and agent fees	3,854,539	9,336,267	1,010,192	3,210,422
Salaries and benefits	1,145,432	1,062,943	320,002	333,513
General and administrative expenses	298,317	528,208	105,425	154,266
Stock based compensation (notes 7a and 7b)	(3,084)	11,503	475	9,978
Occupancy costs (note 9)	119,829	148,725	41,302	36,725
Depreciation expense	13,427	17,020	4,192	5,662
Total Operating Expenses	5,428,460	11,104,666	1,481,588	3,750,566

Net (Loss) before undernoted items	(1,165,815)	(440,982)	(420,251)	(106,688)

Other Income	130,266	-	130,266	-

Net (Loss)	(1,035,549)	(440,982)	(289,985)	(106,688)

Foreign Currency Translation Adjustment	(89,072)	(74,864)	(98,143)	(106,795)

Comprehensive (Loss)	(1,124,621)	(515,846)	(388,128)	(213,483)

Net (loss) per share - Basic and Diluted	(0.80)	(0.34)	(0.22)	(0.08)

Weighted Average Number of Shares (note 11)
Basic	1,294,993	1,295,136	1,294,993	1,295,136
Diluted	1,294,993	1,295,136	1,294,993	1,295,136

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Interim Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
Unaudited

	2012	2011

Cash Flows from Operating Activities
Net (Loss)	$(1,035,549)	$(440,982)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	13,427	17,020
Stock-based compensation	(3,084)	11,503
(Increase) decrease in net assets:		-
Accounts payable and accrued liabilities and employee tax deductions payable	(896,541)	(285,438)
Prepaids and other receivables	(144,401)	760
Net Cash (used in) provided by Operating Activities	(2,066,148)	(697,137)

Cash Flows from Investing Activities		-
Purchase of equipment	-	(4,739)
Net Cash (used in) Investing Activities	-	(4,739)

Cash Flows from Financing Activities
Advances from related parties	1,384,648	869,446
Net Cash provided by Financing Activities	1,384,648	869,446

Net (decrease) increase in Cash	(681,500)	167,570

Effect of exchange rates on Cash	17,279	(43,986)

Cash - Beginning of period	909,491	752,422

Cash - End of period	$245,270	$876,006

Supplemental Cash Flow Information
Interest paid	$-	$7,304
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2012
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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine month period ended September 30, 2012, the Company generated a net loss of $1,035,549 (for the year ended December 31, 2011, the Company generated a net loss of $1,565,008). The Company also realized a decrease in revenues from $10,663,684 at September 30, 2011 to $4,262,645 at September 30, 2012. Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, to grow sales of its services and to achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of the Company’s current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

As noted in recent Form 10-Q reports for 2012 and 2011 and our Form 10-K for the period ending December 31, 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations and the lack of business growth, the Board of Directors to be able to meet it’s financial and contractual obligations, has decided to privatize the Canadian operations and amalgamate them with a private company under common control.  The Company is actively seeking candidate companies for a reverse merger transaction or strategic acquisition.  At the present time, the Company is in discussion with candidate groups to complete the contemplated transaction.  There is no timetable for completing this process; however, management will make best efforts to complete this restructuring by the end of 2012.
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

a)     Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2011 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of September 30, 2012 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2012
Unaudited

3.	Equipment, net

			Net Book Value	Net Book Value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2012	2011

Furniture and equipment	$195,228	$153,071	$42,157	$51,184
Computer equipment	42,339	32,887	9,452	11,725
	$237,567	$185,958	$51,609	$62,909

4.	Equipment Under Capital Leases

	September 30, 2012	December 31, 2011
Computer equipment	$7,248	$7,007
less: accumulated depreciation	(6,389)	(5,965)
	$859	$1,042

The equipment under the capital leases is depreciated on a 30% declining balance.

5.	Advances from Related Parties

As of September 30, 2012, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $3,881,827 (as at December 31, 2011 - $2,409,646) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

The Company has accrued expenses for stock-based compensation:

a.
As of September 30, 2012, the Company has accrued, as stock-based compensation payable, 16,433 (December 31, 2011 – 16,433) common shares at a price of $0.20 (December 31, 2011 - $0.25) per share for a total of $3,286 (December 31, 2011 - $4,108) payable to certain parties whose agreement was cancelled in 2009.

b.
As of September 30, 2012, the Company has accrued, as stock-based compensation 58,055 (December 31, 2011 – 55,485) common shares at a price of $0.20 (December 31, 2011 - $0.25) per share for a total of $11,611 (December 31, 2011 - $13,872) payable to the parties referred to in note 11a and 11b.

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2012
Unaudited

8.	Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of September 30, 2012.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the Company’s private placement that closed on June 9, 2006:

	September 30, 2012	December 31, 2011

Number of Warrants Outstanding at Beginning of Period:	-	14,083
Number of Warrants Exercised:	-	-
Warrants Expired:	-	14,083
Number of Warrants Outstanding at End of Period:	-	-

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of September 30, 2012, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of September 30, 2012. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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
September 30, 2012
Unaudited

9.	Related Party Transactions

a)    Shared services

During the three and  nine month periods ended September 30, 2012, a related party charged the Company rent of approximately $41,052 and $97,270 (2011 - $28,870 and $86,840), respectively.  Both companies are under common control.  The related cost is included in occupancy costs on the condensed consolidated interim statement of operations and comprehensive (loss).

b)    Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company.

During the three and nine  month periods ended September 30, 2012, the Company received broker rewards of $nil  and $9,818 (2011 - $915 and $1,976), respectively, for its brokers from Radius, which is included in accounts payable and accrued liabilities on the condensed consolidated interim balance sheets.

c)    Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations.  During the three and nine month periods ended September 30, 2012, Radius paid $nil and $220,243 (2011- $119,531 and $258,280), respectively, in broker commissions to the Company.  These amounts are recorded as revenues on the condensed consolidated interim statement of operations and comprehensive (loss) and are calculated and paid on normal commercial terms.

10.	Other Income

During the quarter, settlement agreements in relation to certain outstanding disputes were executed in which all outstanding matters were settled to the satisfaction of all of the parties.

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

	September 30, 2012	September 30, 2011
Weighted average number of common shares outstanding	1,294,993	1,295,136
Stock Based Compensation payable (RE/MAX)	16,433	16,433
Stock Based Compensation payable (Other)	58,055	55,485
Weighted-average number of diluted common shares outstanding	1,369,481	1,364,109

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2012
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
September 30, 2012
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

MORTGAGEBROKERS.COM HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Interim Financial Statements
September 30, 2012
Unaudited

12.	Commitments and Contingencies (cont’d)

c)    The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2012	$1,053
2013	$1,241

d)    Contingencies

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

On September 9, 2010, Ralph Canonaco et. al commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. is in the amount of approximately $37 million in damages.

Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the claim is vexatious and frivolous and has no grounds to proceed. On December 21, 2011, Management filed a counterclaim in excess of $12 million against Ralph Canonaco, Frank Canonaco and Baywood homes et. al. seeking, among other relief, declarations that the Plaintiffs are in breach of their financial commitments towards Management, which includes alleged failed collection of liquidated debts, promissory notes and unpaid broker fees related to commercial financing arranged by FGOC, as well as corresponding damage awards for all amounts owing thereunder.

Management has also brought a motion for summary judgment returnable on February 23, 2013. Management asserts that the Plaintiff’s claims raise no genuine issue requiring a trial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the three and nine month periods ending September 30, 2012 and 2011. The following information should be read in conjunction with the condensed consolidated interim financial statements for the periods ending September 30, 2012 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

MortgageBrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our”, or “us”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of the Company to MortgageBrokers.com Holdings, Inc.

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

4.
MBKR Franchising Inc. - a Canadian federally incorporated company, incorporated on January 30, 2009 through which the Company was a mortgage brokerage franchisor and sold the MortgageBrokers.com business system in Canada.

In 2011, all human resources for the Company were consolidated into a related party company that provided back office corporate services to the Company on a cost allocation basis.

The Company’s corporate office is currently located at Box 40, Suite 2512, 150 King Street West, Toronto, Ontario, M5H 1J9.  Our current contact information for our Ontario office is telephone number: (877) 410-4848 and fax number: (877) 410-4845.  Our internet website can be found under the domain name: www.mortgagebrokers.com. The Company also has a regional office in Mississauga - Ontario.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Reported gross revenue in the three months ending September 30, 2012 was $1,061,337, a decrease of approximately 71% as compared to $3,643,878 for the same period in 2011

The Company’s reported operating expenses during the three months ending September 30, 2012 was $1,481,588, a decrease of approximately 60%, as compared to $3,750,566 for the same period in 2011.  The primary components that comprise our operating expenses are agent commissions, salaries and benefits, general and administrative expenses and occupancy costs which are explained in detail as follows:

●
In the three months ending September 30, 2012, 68% of the operating expenses were associated with agent commissions.  Agent commission fees in the reporting period, as a percent of revenue, increased by 8% as compared to that of 2011, suggesting that the Company experienced margin erosion between the periods as the Company increased its commission’s payable to select mortgage agents.  Agent commissions during the three months ending September 30, 2012 decreased to $1,010,192, or approximately 69%, as compared to $3,210,422 in the three months ended September 30, 2011.

●
Approximately 22% of the operating expenses in the three months ended September 30, 2012 were associated with salaries and benefits.  Reported salaries and benefit expenses decreased by 4% as compared to the same period in 2011.  In January 2011, all human resources for the Company were consolidated into a related third-party company that provided back office corporate services to the Company on a cost allocation basis as Company operations were down-sized.  This outsourcing exercise was carried out as the related third-party was willing to fund the Company’s operating deficit on mutually agreeable terms.

●
In the three months ended September 30, 2012, 7% of our operating expenses were associated with general and administrative expenses.  General and administrative expenses decreased by 32% to $105,425 in 2012, as compared to  $154,266 for the same period in 2011, as the Company entered into a cost sharing program with a related third-party company and down-sized Company operations.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Reported gross revenue in the first nine months of 2012 was $4,262,645, a decrease of approximately 60% as compared to $10,663,684 during the first nine months of 2011.

The Company’s reported operating expenses during the nine months ended September 30, 2012 was $5,428,460, a decrease of approximately 49% as compared to $11,104,666 for the same period in 2011.  The primary components that comprise our operating expenses are agent commissions, salaries and benefits, general and administrative expenses and occupancy costs which are explained in detail as follows:

●
In the nine months ended September 30, 2012, 71% of the operating expenses were associated with agent commissions.  Agent commission fees in the reporting period, as a percent of revenue, increased by 3% as compared to that of 2011 suggesting that the Company experienced margin erosion between the periods as the Company increased its commissions payable to select mortgage agents.  Agent commissions during the period decreased 59% in 2012, as compared to that of 2011 as Company operations were down-sized

●
Approximately 21% of the operating expenses in the nine months ended September 30, 2012 were associated with salaries and benefits.  Reported salaries and benefit expenses increased by 8% as compared to the same period in 2011. In January 2011, all human resources for the Company were consolidated into a related third-party company who provided back office corporate services to the Company on a cost allocation basis.  This outsourcing exercise was carried out as the related third-party was willing to fund the Company’s operating deficit on mutually agreeable terms.

●
In the nine months ended September 30, 2012, 5.5% of our operating expenses were associated with general and administrative expenses.  General and administrative expenses decreased 44% to $298,317 in 2012 as compared to $528,208 for the same period in 2011 as the Company entered into a cost sharing program with a related third-party company and down-sized Company operations.

●
In the nine months ended September 30, 2012, 2.2% of our operating expenses were associated with occupancy expenses.  Occupancy expenses decreased by 19% to $119,829 in 2012 as compared to $148,725 for the same period in 2011 as the Company entered into a cost sharing program with a related third-party company and expense allocations were adjusted period over period.

Liquidity and Capital Resources

At September 30, 2012, we had $245,270 in cash, $173,962 in prepaid expenses and other receivables, $52,468 in equipment and equipment under capital leases for a total of $471,700  in assets.  Comparatively as of December 31, 2011, we had $909,491 in cash, $26,012 in prepaid expenses and other receivables, $63,951 in equipment and equipment under capital leases for a total of $999,454 in assets.

At September 30, 2012, we had $323,790 in accounts payable and accrued liabilities, $15,924 in employee tax deductions payable, $3,881,827 in loans payable to related parties and $14,897 in accrued stock-based compensation for a total of $4,236,438 in liabilities.  Comparatively as of December 31, 2011, the Company had $1,067,351 in accounts payable and accrued liabilities, $144,594 in employee tax deductions payable, $2,409,646 in loans payable to related parties and $17,980 in accrued stock-based compensation for a total of $3,639,571 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company’s liquidity and capital resources and their measured trends over the reporting period:

●	The Company’s cash position decreased by 73% over the nine month period ending September 30, 2012, augmented with a foreign exchange balance, primarily associated with the following:

●
The Company lost $2,066,148 in cash from operating activities over the nine month period ending September 30, 2012.  This is primarily attributed to, in part, overall business expenses exceeding our net revenue (after agent commissions are paid out) during the period amounting to a net loss of $1,035,549 and making use of available resources to pay down the outstanding employee tax deductions payable and accounts payable and accrued liabilities by $896,541;

●	The Company gained $1,384,648 in cash from financing activities over the nine month period ending September 30, 2012 as we received funds from a related-party to fund our operational deficit; and

●	The Company had no gain or loss in cash from investing activities for the nine month period ending September 30, 2012.

●
As of September 30, 2012, the controlling shareholder and Chief Executive Officer of the Company and a related party company controlled by this same individual had advanced $3,881,827 to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

●
Accounts payable and accrued liabilities decreased by approximately 70% over the reporting period as the Company down-sized operations.  The bulk of this payable amount is work in progress payable to mortgage agents.  Following the completion of mortgage agent origination compliance procedures, commissions payable can build up significantly if mortgage agents delay providing their files to our back office for compliance review.  Work in progress mortgage agent commissions payable are typically outstanding for 10 business days.  Approximately $77,000 of the accounts payable and accrued liabilities is a balance outstanding and payable for Employee Health Taxes.

●
The Company is in arrears on the tax withholdings due to Canada Revenue Agency (“CRA”) related to employee salaries.  As of the end of the reporting period, the Company had a tax liability with CRA of $15,924 (compared to $144,594 owed at December 31, 2011).  CRA has registered a Certificate in the Canadian Federal Court and the Property Register of Ontario for the amount owed to CRA by one of the Company’s Canadian subsidiaries.  The liability currently bears interest at approximately 9% annually.  The Company made lump sum monthly payments via post-dated checks to pay down the outstanding balance by $128,670 during the first nine months of 2012.

The Company reported a net loss from operations for the nine months ending September 30, 2012 of $1,035,549 with a net decrease in cash from operating and financing activities of $2,066,148 during the same period.

In the event that the Company continues to have operating losses beyond its available working capital resources, declining sales or deficit funding arrangements, experiences unforeseen impacts to cash flow or a prolonged market downturn, the Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders, related-party companies and third-party lenders to meet its working capital needs.  There is no guarantee that the Company would be able to raise equity or debt capital to fund operations in the future.

As noted in the recent year end and quarterly filings, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the September 30, 2012, December 31, 2011 year-end financial results of operations and on the following:

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

Going Concern

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months reporting period ended September 30, 2012, the Company reported a net loss from operations of $1,035,549 with a net decrease in cash from operating and financing activities of $2,066,148 during the same period.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

On September 9, 2010, Ralph Canonaco et. al commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. is in the amount of approximately $37 million in damages.

Management denies all of the allegations in the action and has retained counsel to vigorously defend itself in this action. Management believes that the claim is vexatious and frivolous and has no grounds to proceed. On December 21, 2011, Management filed a counterclaim in excess of $12 million against Ralph Canonaco, Frank Canonaco and Baywood homes et. al. seeking, among other relief, declarations that the Plaintiffs are in breach of their financial commitments towards Management, which includes alleged failed collection of liquidated debts, promissory notes and unpaid broker fees related to commercial financing arranged by FGOC, as well as corresponding damage awards for all amounts owing thereunder.

Management has also brought a motion for summary judgment returnable on February 23, 2013. Management asserts that the Plaintiff’s claims raise no genuine issue requiring a trial.

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

On July 24, 2012, HSBC Bank of Canada filed a Consent Dismissal Order in the Court of Queen’s Bench Alberta, dismissing their claim against MortgageBrokers.com Financial Group of Companies Inc..

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

A settlement agreement was executed on August 24, 2012 in which all outstanding matters were settled including full indemnifications, confidentiality and final mutual releases to the satisfaction of all the parties to this matter.

Other Matters in the Normal Course of Business

All settlement agreements were executed on August 27, 2012 that the company has initiated against certain previous employees for non-solicitation and libel clauses in their agreements.  All outstanding matters were settled including full indemnifications, confidentiality and final mutual releases to the satisfaction of all the parties to this manner.

A settlement agreement was executed on August 27, 2012 that the company had initiated against certain previous employees for non-solicitation clauses in their agreements.  All outstanding matters were settled including full indemnifications, confidentiality and final mutual releases to the satisfaction of all the parties to this matter

The Company and/or its subsidiaries are party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

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

MORTGAGEBROKERS.COM HOLDINGS, INC.

By: /s/ Alex Haditaghi
Alex Haditaghi President and Secretary
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated: November 19, 2012