Form 10-K
period 2012-12-31
MOPALS.COM, INC.
filed 2013-04-16
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________

FORM 10-K
_________________________________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number: 333-105778

MOPALS.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Richmond Street East, Suite 200 Toronto, Ontario, CANADA,	M5A 1P5
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $258,999.

Number of the registrant’s common stock outstanding as of April 16, 2013:  51,294,993

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

PART I

Item 1.       Business

Overview

In operation since 2005, MoPals.com,, Inc. (f/k/a Mortgagebrokers.com Holdings, Inc. (the “Company”, “MortgageBrokers.com”, “we”, “our” or “us”) was a mortgage brokerage operation whose national agency sales force and franchised sales force serviced the borrowing and refinancing needs of individual home buyers and owners.  We had access to a full range of mortgage lenders, in excess of 50 banks, trusts and private lender sources, and our agents sourced and negotiated the loan with the best rates, terms and features to meet each customer's unique needs.  The Company acted as broker only and was not a lender.  The Company has no mortgage lending related ‘on or off balance sheet’ liabilities in case mortgage financing becomes default.

On March 26, 2013, (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”) and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”). Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”).

Immediately prior to and concurrent with execution of the Share Exchange, the Company entered into a certain Agreement of Sale, dated March 26, 2013 (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canada Corporation, all of the Company’s equity interest in the Company’s mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s mortgage brokers business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange. Pursuant to the Agreement of Sale, the Company Principal Shareholder forfeited all rights to any monies owed to the Company Principal Shareholder by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation”).

On March 26, 2013, we changed the name of our Company to MoPals.com, Inc.

History

The Company was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc. (“MagnaData”).  In February 2005, we filed articles of amendments with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc..

Over the past three year period, sales operations were conducted through our subsidiaries in Canada only:

1.	MortgageBrokers.com Inc. - an Ontario Canada provincially incorporated company that held our licensure for operating as a mortgage broker in the Province of Ontario;
2.
MortgageBrokers.com Financial Group of Companies Inc. - a Canadian federally incorporated company, which held our licensure for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Alberta and British Columbia;

3.	MBKR Holdings Inc. - a Canadian federally incorporated company, through which the Company centralized back office services in Canada; and,
4.	MBKR Franchising Inc. – a Canadian federally incorporated company, through which the Company acts as a franchisor in Canada of the MortgageBrokers.com business system.

Discontinued Operations of Mortgage Brokerage Business

As mentioned in the past three quarterly Form 10Qs and the 2011 Form 10K, management had been actively exploring restructuring options to reduce Company overhead expenses.  Based upon the 2011 year-end financial results, the 2012 first quarter financial results of operations and:

1.	the ongoing loss of cash from operating activities;

2.	the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;

3.
current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and company capitalization and our inability to create a market for our stock; and

4.	the increasingly high costs associated with administering a publicly traded company,

the Director of the Company has decided to privatize the Canadian operations (the “Mortgage Brokerage Business”) through a sale to a private company under common control (“Mortgage Brokerage Privatization”).  In an effort to reduce overhead costs, and in exchange for the provision of ongoing working capital deficit funding, in late 2010, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  Over 2012, in an effort to further reduce overhead expenses and in preparation for the inevitable Mortgage Brokerage Privatization, all brokerage services including mortgage brokerage licensure, branding, mortgage agent back office operations, training and technology platforms were transitioned to the same related party company in the latter half of 2012.

Management will make its best efforts to complete the Mortgage Brokerage Privatization within the first half of 2013, however, there is no timetable for its finalization.  It is anticipated that following the sale to a private company under common control there will be no continuing relationship between continuing and discontinued operations.

As part of the contemplated Mortgage Brokerage Privatization of the Company, the following occurred:

1.
the Company’s subsidiaries have not renewed their provincial mortgage brokerage licensure in the various jurisdictions where they operate.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage;

2.	select individual mortgage agents were offered the opportunity to operate under the licensure of a related party company;

3.
In late 2012, all human resources for the Company were consolidated into a related party company that provided back office corporate services to the Company on a cost allocation basis.  As of December 31, 2012, there were two part time employees.

The primary activity that currently takes place in our Company in the latter half of 2012 relates to:

1.	activities related to the contemplated Mortgage Brokerage Privatization;

2.	activities related to the administration of the publicly reporting entity; and

3.	administration of the business including management of trades payables.

Description of the Mortgage Brokerage Business over the past three years

While operating as a mortgage brokerage, we had access to lenders who lend mortgage funds.  In the first half of 2012, we funded mortgage volumes with approximately 40 different mortgage lenders with 96% of the mortgage volumes funded by our top 20 lenders.  Outside our top 20 lenders, the remaining lenders serve very niche product offerings which subsequently results in marginal mortgage origination volumes.

We typically accessed most of our lenders through the software platform provided by Davis + Henderson Limited Partnership (“D&H”), Canada’s leading technology provider to the mortgage brokerage industry.  Through this software, D&H connects mortgage brokers with lenders by providing an electronic conduit for submission, approval and funding of mortgage transactions.

While operating as a mortgage brokerage, our general obligations to the lender included the following:

➢	to provide up to date, accurate and complete credit applications for all mortgage loans;
➢	to provide evidence of all conditions required to fund, which have been reviewed by the mortgage originator for accuracy;
➢	to conduct business in a professional and forthright manner, fully disclosing any information that may impact the lender’s decision to proceed with the transaction;
➢
to protect the confidentiality and privacy of personal information and other information provided to, or received by, the mortgage originator in connection with any credit application for a mortgage loan; and,

➢	to maintain adequate funding ratios on all applications submitted to a lender.
Failure to maintain these general obligations can result in additional documentation required on a mortgage application, cancellation of a mortgage approval or termination of the mortgage agent and/or the brokerage relationship with the lender.

Mortgage agents are independent subcontracted mortgage consultants who work exclusively under the Company’s brokerage license to provide consumers with unbiased advice on mortgage financing.  Our franchised mortgage brokers conducted business under their own licensure.  Our mortgage broker agents would conduct a needs assessment for the potential borrower and find a suitable mortgage product from a suite of lenders.  Mortgage broker agents would facilitate the communication between the lender and the borrower from application submission to financing.

The following describes our revenue streams from our offered products and services when we actively operated as a mortgage brokerage:

1)
For approximately 95% of all mortgage origination deal flow at the Company, the subsidiaries generated revenue when our licensed mortgage agents placed mortgages, on behalf of customers, with third party lenders who in return, pay the Company a commission fee, as follows:

a)
most lenders paid the Company a referral commission fee (“Finder’s Fee”).  This Finder’s Fee was generally a fixed percentage of the principal amount of the mortgage being placed and varies depending on the mortgage term chosen by the customer.

b)
In addition, most lenders who paid a referral finder’s fee also paid the Company a volume bonus (“Volume Bonus”) for the aggregate mortgage volumes placed with a particular lender above volume thresholds established from time to time.

The aggregate sum fee for Finder's Fees and Volume Bonuses typically ranged between 75 to 120 basis points (0.75 to 1.2%) of the total mortgage volume originated by the Company’s mortgage agents.

2)
For approximately 5% of all mortgage origination deal flow at our Company, commercial, alternative and sub-prime lenders may have paid only a nominal referral Finder’s Fee.  For these transactions, our mortgage agents may have charged negotiated brokerage fees to generate revenue.

3)
We also earned commission revenue through the referral and placement of creditor insurance with third party insurance providers.  In general, when a client wished to take creditor insurance related to the mortgage transaction originated by the Company, the Company earned a gross commission which was, on average, estimated to be 14 basis points (0.14%) of the mortgage amount.

Generally in 2012, between 88% to 91% of all received commission revenue was paid to the Company’s mortgage agents.

Mortgage Broker Market

Operations were conducted through our subsidiaries in Canada only.  The Company provided mortgage brokerage services in the Canadian provincial markets of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Saskatchewan, Alberta and British Columbia.

As previously noted, the Company’s subsidiaries did not renew their provincial mortgage brokerage licensure in the various jurisdictions where they operated.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage anywhere in Canada.

Mortgage Broker Services and Distribution

The Company provided its services to the consumer through a national sales agency network.  Our national agency sales force were 100% commissioned subcontractors who were registered as mortgage agents with the appropriate regulatory government agency to provide mortgage broker services to the public exclusively under the Company’s brokerage licensure and brand.  Franchised brokerages provided the same services under their own licensure.  Our mortgage agents regionally marketed themselves under the MortgageBrokers.com brand via the World Wide Web (www), newspapers, magazines, local promotion, billboards, radio, and television.  Our mortgage agents operated offices or desks within real estate offices, had their own retail offices established or operated out of their homes as mobile sales professionals.  The Company does not own, nor is a party to, any retail mortgage agent office leases that may have been established by our mortgage agents.

Our national agency sales force, which was recruited and managed centrally by our sales management staff, could have operated regionally as individual businesses or they could have built agency sales teams.  Our national sales force was diversified with agents who provided mortgage broker services to the consumer public on a full time and part time basis and may also have provided their services in association with other related business initiatives they were involved in outside of mortgage brokerage such as financial planning or real estate sales.

Generally, when the Company launched the MortgageBrokers.com model into the Canadian mortgage market place in 2005, our licensed agents earned 85% of received commission fees received.  This was in comparison to competitive brokerages which offered less services but greater commissions, as high as 98% of the lender commissions received.  Our model, which intended to attract the long-term value builders in the brokerage industry and was premised on a high service value proposition augmented with performance-driven stock based compensation.

In addition to earned commission fees, our business model also provided our mortgage agents with the potential to earn stock-based compensation in our Company based on their annual mortgage origination volume.  This form of equity participation was intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It was management’s belief that the benefit to the Company would be that we would be able to build a sustainable long term operational margin contribution from Canadian operations and would be able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, theoretically allowing them to benefit from Company growth related directly to their contribution.

The primary services that the Company provided to our national agency and franchised sales network were:

➢	mortgage brokerage licensure (franchisees use their own licensure);
➢	a national brand and related marketing initiatives;
➢	a regulatory compliance service associated with our agent’s transactions;
➢	human resource services where we performed new agent registration, licensure, and insurance coverage;

➢	access to our corporately arranged group health insurance and benefits plan;
➢
a payroll and commission service reconciling commission fees paid by lenders and insurers and accurate and timely payroll to our agents and their referral sources with detailed payroll statements on a weekly basis;

➢	revenue optimization for our agents through deal flow aggregation;
➢	sales training, sales tools and support from our sales management team for lender support, team and business building, and consumer support;
➢	the establishment of market partnerships to allowed our agency sales network to access a greater portion of the mortgage and refinance market;
➢	information technology services; and,
➢	the opportunity to earn stock-based compensation in our Company.

Prior to contracting with a mortgage agent, and in addition to the minimum regulatory requirements, prospective mortgage agents must meet for provincial registration, MortgageBrokers.com reviewed the prospective agent’s tenure and experience in the industry, credit bureau history and a minimum of 2 reference checks.  Those mortgage agents that had minimal experience were obligated to work as a mortgage agent under a more senior mortgage agent (referred to within MortgageBrokers.com as a Managing Partner or a franchisee) who would sponsor, supervise, mentor and train the inexperienced agent.

It was our sales management team’s responsibility to recruit, mentor and support the mortgage broker sales force across Canada.  To integrate a mortgage agent into our network, we made mandatory the licensure with the appropriate provincial regulatory body, application for membership with the Canadian Association of Accredited Mortgage Professionals (CAAMP), our national mortgage brokerage industry association, and application to our Errors and Omissions insurance plan we held corporately.

The Company also developed and was party to strategic national or regional alliances with real estate brands to provide our licensed mortgage agents access, on a volume basis, to mortgage referrals in some form of revenue sharing arrangement. On April 12, 2006 the Company entered into a referral agreement with Maxwell Realty Inc. (“Maxwell”) in western Canada. For referrals to our mortgage agents leading to funded mortgages, Maxwell receives 25 to 40% of our Finder’s Fee commission as well as stock-based compensation from the Company based on the aggregate volume of funded referrals.

Our mortgage agents were all licensed as contractors (not employees) working exclusively under our provincial brokerage licensure.  Within each province we operated, we had a ‘broker of record’ or ‘principal broker’ under whose license we operated our business.  From time to time, the Company also terminated our agreements with non-performing agents who tended to drain Company resources while generating no revenue.

Generally, the more qualified agents the Company had operating under its licensure and brand nationally, the greater the revenue the Company would be able to generate and hopefully drive bottom line earnings as we concurrently managed to build a scalable back-office service organization.

The following table outlines the estimated size of our sales agency network at year end for 2009 through 2011:

YEAR	AGENT COUNT
2009	430
2010	375
2011	278

At the end of 2012, the Company had no mortgage agents operating under our licensure generating any new revenue.

Concurrently, the following changes took place regarding our business model:

●	agent commissions creeped from 85% of lender Finders Fees in 2005 to as high as 95% of lender Finders Fees received in 2011 for select agent teams;

●
our mortgage agent stock-based compensation program had limited to negligible traction as a recruitment and retention tool as equity market conditions were not being favorable for a publicly traded mortgage brokerage operation generating no free cash flow, limiting the liquidity of our stock and Company capitalization; and

●	the Company was obligated to maintain it’s high value service offering to our national sales agency.

Overall, we experienced a 35 percent decline in the size of our national sales agency from 2009 to 2011.  As previously noted, the Board had decided in the third quarter of 2011 to privatize our Canadian mortgage broker operation, in part due to the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada.  After reviewing several business proposals, our Board decided to commence the Mortgage Brokerage Privatization in the first quarter of 2012.

As part of this contemplated Mortgage Brokerage Privatization of the Company, the following took place in 2012:

1.
the Company’s subsidiaries have not renewed their provincial mortgage brokerage licensure in the various jurisdictions where they operate.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage;

2.
select individual mortgage agents were offered the opportunity to operate under the licensure of a related party company.  At the end of 2012, the Company had no mortgage agents operating under our licensure generating any new revenue;

Mortgage Broker Industry

The following describes our market’s competitive business conditions and our market positioning through describing existing market conditions, competitive market conditions and, our business model market positioning.

Market Conditions

When we actively operated as a mortgage brokerage, all of our operations were conducted through our subsidiaries in Canada only.

Highlights of the Canadian Association of Accredited Mortgage Professionals (“CAAMP”) Chief Economist report “Annual State of the Residential Mortgage Markets in Canada,” dated November 2012, describes the current Canadian mortgage market within which our Company operated as follows:

➢	as of August 2012, there was CAD $1.16 trillion (2011: $1.08 trillion, 2010: CAD $1.01 trillion , 2007: CAD $787 billion) of outstanding residential mortgage credit in Canada;
➢	The growth rate of residential mortgage credit has been slowing since 2010 and is projected to grow less in 2012 and 2013:

Year	Growth Rate	Mortgage Volume (billions)
2009	7.1%	63
2010	7.6	71
2011	7.2	72
2012*	6.9	75
2013*	5.5	60
*Projected.

➢	In 2012, based on survey results, on average, 47% of new mortgages were obtained with the use of a mortgage broker (27% in 2011);
➢	The average resale house price in Canada in 2011 through 2012 and projected into 2013 are flat and approximately 10% lower than pre-recession.
➢
The rate of mortgage arrears in Canada increased between 2007 and 2010 but has been decreasing since August 2012. The rate of arrears for the top 7 major banks in Canada approximate to 0.33% versus 0.25% in 2005 prior to the recession.

➢
Based on a survey for recent home purchases, approximately 79% of mortgage holders in Canada have fixed rate mortgages (up from 60% in 2011) and 10% have variable and adjustable rate mortgages (down from 31% in 2011) and 11% have combination mortgages(up from 8% in 2011);

➢	Overall for 2012 home purchases, 32% of mortgages have an amortization of greater than 25 years (up from 20% in 2011), and 68% of mortgages have amortization periods of 25 years or less.

While there may have been some uncertainty in the Canadian mortgage market place, it has been growing year over year since 2009 and is projected to grow in 2013.

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

In June of 2012, the Canadian government made changes by tightening lending criteria to cool down the mortgage market and consumer debt levels.

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
Our Company’s direct competition in the Canadian marketplace were the major bank mobile mortgage sales teams and the consolidating mortgage brokerages.

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

The Canadian mortgage origination market is fragmented, with an estimated 50% of the market captured by five large Canadian mortgage origination companies or “Super Brokers” who also lay claim to having more than two-thirds of the active mortgage agents licensed in Canada.  It is a growing trend to establish national corporate sales referral arrangements with strategic alliances, and there is significant market competition in the recruitment of mortgage agents and their associated ‘books of business’ amongst the mortgage originators.  When real estate market conditions are slow or uncertain, it is management’s belief that mortgage brokers are reluctant to change brands and affect their business in the short term, making it very difficult to build your book of business through recruitment from other brokerages.

The primary tools used by our competitor consolidating brokerages for executing a competitive strategy in recruiting mortgage agents has been increasing commission splits (which currently ranges between 75 and 98% of the total commission fees received), the development of brand and the provision of administrative and marketing services.  It is management’s belief that the Company’s biggest challenge in 2011 and 2012 was to figure out how to compete with other brokerages offering mortgage agents higher commission splits while continuing to offer a high level of service to our national sales network.

The competitor mobile sales teams of the major banks compete with mortgage brokers by leveraging bank brand appeal, exclusive mortgage products and leveraging a captive bank customer base, especially in the refinancing and equity take-out market.

Our Business Model Market Positioning

We had positioned ourselves in this competitive landscape to the mortgage broker industry as a very service oriented company that incorporates stock-based compensation into our value offering to attract long-term value builders within the broker sales networks.  Unfortunately, the lack of significant bottom line earnings growth associated with, the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada, which in part drove the value and liquidity of our Company’s stock, seems to have undermined our long term value proposition.

Our centralized services, as more fully described in previous sections, reduced our agent’s overhead allowing them to focus on their core strength of sales and marketing.

We had additionally designed our business model to incorporate two principal elements which we believed would attract those mortgage agents who valued ownership and a career exit strategy within the Canadian mortgage market.  We also believed that mortgage brokerages have long suffered from their inability to retain their top loan originators, typically losing them to competing brokerages that offer increased commissions with very little sustainable value being returned to the mortgage agent to help them grow their businesses.  In addition, in today’s consolidating environment, we believe many sales agents have seen the companies they work with sold to large financial institutions or brokerages with nothing to show from the transaction when it is they who are responsible for creating much of the value associated with the transaction.  Therefore, management believed there was pent up demand within the industry for a mortgage brokerage model that would address what we believed to be the industry’s long- standing issues of agent retention and equity participation.

One of the corollary effects of the competitive nature of consolidating books of business in the mortgage brokerage industry is that expensive back-office centralized services become easily commoditized and replicated leveling the competitive offerings over time of ‘high service’ brokerages, leaving super brokers with high capital cost structures and no significant competitive advantage that might entice an agent team to leave one brokerage and go to another.  It is management’s current opinion that it is very difficult to create a service-based competitive advantage in the mortgage brokerage industry in Canada in uncertain economic times.

As Canada’s first only publicly-traded and independent (non-bank owned) mortgage brokerage, we had strategically positioned our Company as a consolidator attracting those mortgage agents who value ownership and a career exit strategy within the Canadian mortgage market.  We had developed what we believed to be a unique transparent business model that would allow us to rapidly and sustainably develop our national sales agency and long term sales referral sources around which we could diversify our product offering and develop our brand for the consumer.  There are no direct means to quantify and compare our rate of growth and the success of our strategy with our competition since they are not public companies.  However, our strategy was acknowledged in the October 2008 issue of Profit Magazine where our Company was identified as the number one fastest growing Canadian emerging growth company.  We reported 3,993% top-line revenue growth between 2005 and 2007 and were recognized in October 2009 as the number twenty-seventh fastest growing of Canada’s emerging growth companies with a reported 293% top-line revenue growth between 2006 and 2008.  In 2009, one of our direct competitors, a private corporation, was recognized as the 25th fastest growing company in Canada of Canada’s emerging growth companies, confirming to management that our industry sector is very dynamic, healthy and exhibits strong growth opportunities.  However, possibly due to uncertain economic conditions, executing a long-term vision has proven to have been difficult and the Company was not able to continue its high year over year rates of revenue growth past 2008.  Mortgage origination has decreased 26% between 2009 and 2011, revenue has decreased 20% between 2009 and 2011 and our agent count has decreased by 35% between 2009 and 2011.

We had designed a business model to provide mortgage agents with the potential to earn equity in our Company based on their annual mortgage origination volume.  This form of equity participation was intended to provide our national sales agency network a transparent career exit strategy for retirement and a retention strategy for team building purposes.  It was our belief that the benefit to the Company is that we were able to build a sustainable long term operational margin contribution from Canadian operations and we would be able to include our national agency sales force, responsible for executing the Company's sales strategy, into the ownership of the Company, allowing them to benefit from any Company growth related directly to their contribution.

Generally, our stock-based compensation model was based upon the future discounted cash flow margin contribution to our Company’s bottom line of mortgage volume origination by each exclusively contracted mortgage agent.  When the stock-based compensation model was initially designed, and until the Company is profitable and generating free cash flow, we made certain assumptions on a pro forma basis that a certain size funded mortgage origination volume would generate free cash flow based on our expected cost structure.  The model, which made certain assumptions concerning expected growth rates, prevailing interest rates during the term of the pro forma and cost of capital determinations, was developed in 2005.  In summary, the results of the model led to a management decision that granted an aggregate of approximately 11.4 basis points on an agent’s average funded mortgage origination volumes over a three to five year period to an agent in the form of stock-based compensation.

To-date, we have made commitments to our former mortgage agents to issue the stock-based compensation as warrants that would be convertible into stock (1 warrant would be convertible into 1 share).  The Company is currently in the process of finalizing and formalizing the wind-down of the mortgage agent stock-based compensation plan and associated agreements.

At December 31, 2012, following a 30 to 1 reverse stock split effected on November 14, 2011, the Company accrued, stock-based compensation equal to 58,190 common shares at $0.20 per share totaling $11,638 which is payable to our existing mortgage agents and referral partners.

Mortgage Brokerage Intellectual Property

The following summarizes trademarks, agreements and arrangements we had in place to protect our market positioning:

a)	On December 3, 2009, we successfully registered a trademark (No. TMA754,451) with the Canadian Intellectual Property office of Industry Canada for our name and design as follows:

[Graphic]

This mark was the object of a legal challenge by a group of mortgage brokers from Ottawa, Ontario as being too generic to warrant being a registered trademark.  The Company settled this challenge and maintains full mark rights.  See Item 3 on Legal Proceedings elsewhere in this Form 10K for more details.

Pursuant to the Share Exchange, the intellectual property rights to the trademark were transferred to Mortgagebrokers.com Canada, Inc. on March 26, 2013.

Mortgage Brokerage Government Licensure and Approvals

The mortgage brokerage industry is regulated provincially in Canada.  For instance, in the province of Ontario, we were regulated by the Financial Services Commission of Ontario under the Mortgage Brokerages Lenders and Administrators Act, 2006 and in the Province of Alberta, were governed by the Real Estate Council of Alberta under the Real Estate Act, 2000.  These licensing bodies have minimum criteria for licensure of potential mortgage agents recruited to operate under the Company’s respective Provincial broker license, which include relevant educational requirements, criminal record checks and disclosure of any personal bankruptcy or court proceedings.

Our subsidiaries held licenses to operate as a mortgage brokerage in the provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Ontario, Alberta and British Columbia.  Typically, our licensure is renewed annually.  The Company’s subsidiaries have not renewed their provincial mortgage brokerage licensure in the various jurisdictions where they operate when they came up for renewal in 2012 as part of the process to privatize our Canadian operations.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage;

Our organization maintains a run-off errors and omissions liability insurance policy through Encon Group Inc.  The policy covers the organization and its national network of mortgage agents from legal claims that brokers are exposed to on a daily basis for activities that may have occurred during when we operated as a mortgage brokerage.  Our current run-off policy provides coverage up to CDN $5 million per incident and up to CDN $10 million in aggregate.

Mortgage Brokerage Government Regulations

The existing government regulatory regime protects the consumer through the mortgage broker process including, but not limited to, protection of confidential information, representation, cooling off period, and disclosure.  Current regulations requiring mortgage agent standards helps raise the industry’s standards and promulgates a positive consumer experience in Canada.

In 2012, the Canadian Government instituted the following regulatory changes to cool the Canadian mortgage market and reduce consumer debt levels by putting constraints on mortgages that are insured by the government’s Canada Mortgage and Housing Corporation:

1.	reduced the maximum insured refinancing to 80% from 85%;

2.	elimination of insurance for homes priced over $1 million;

3.	reduced the maximum amortization to 25 years from 30 years;

4.	established minimum credit scores for 39% GDS and 44% TDS ratios;

Acquisition of MoPals (Nevada) Business

On March 26, 2013, the Company  entered into the Exchange Agreement by and among (i) the Company, (ii) MoPals (Nevada); (iii) the Company Principal Shareholder and (iv) and the MoPals Nevada Shareholders. Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s Common Stock.

Corporate History of MoPals (Nevada)

MoPals (Nevada) was incorporated in the State of Nevada on November 6, 2012.

IQIC.com Inc. (“IQIC”) was incorporated federally in Canada on August 7, 2012.  On November 7, 2012, IQIC filed Articles of Amendment to its Articles of Incorporation to change its name to “MoPals Canada Inc.” (“MoPals Canada Inc.”).  Mopals Canada Inc. has 100 shares outstanding.  All of these shares are owned by the parent company, MoPals (Nevada), making MoPals Canada Inc. a wholly-owned subsidiary of MoPals (Nevada).

Pursuant to execution of the Exchange Agreement, MortgageBrokers.com Holdings, Inc. acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) and subsequently changed its name to MoPals,com, Inc.

MoPals Industry

The social media industry employs web- and mobile-based technologies to support interactive dialogue and “introduce substantial and pervasive changes to communication between organizations, communities, and individuals.” Social media are social software which mediates human communication.  When the technologies are in place, social media is ubiquitously accessible, and enabled by scalable communication techniques.  In the year 2012, social media became one of the most powerful sources for news updates through platforms such as Twitter and Facebook.  The main increase in social media has been on Facebook, which was ranked as the number one social networking site.  Approximately 1 Billion users access this site through their mobile phone.  Global consumers spend more than six hours a week on social networking sites.

The reward loyalty program industry is a structured marketing effort that rewards, and therefore encourages, loyal buying behavior — behavior which is potentially beneficial to the brand.

In marketing generally and in retail more specifically, a loyalty program, loyalty card, rewards card, points cards or programs, advantage cards, or a club card is a plastic or paper card, visually similar to a credit or debit card that identifies the card holder as a member in a loyalty program. Loyalty programs are a system of the loyalty business model.  In Canada, it is typically called a loyalty card; in the United States, a discount, club or rewards card and in the United Kingdom, a loyalty card.  Cards typically have a barcode or magnetic stripe that can be easily scanned.  Some are chip cards and by presenting the card, or earning points, the purchaser is typically entitled to either a discount on the current purchase, or an allotment of points that can be used for future purchases or promotions.

MoPals Business Overview

MoPals leverages the power of social media to empower members and facilitate brand engagement. In its simplest form, MoPals is a social media loyalty platform where members earn MoMiles for their social media activity as it relates to brand ambassadorship. Activity can include liking a brand’s Facebook page, sharing a business’ offer, or generating buzz through free polls. Members can redeem MoMiles in the MoMarket for travel, merchandise, and more.

MoMiles are the exclusive MoPals currency.  MoMiles are earned as points when a variety of activities are accomplished on the MoPals platform.

Though MoPals runs as a web-based application, it will also be accessible via a smartphone and tablet app for iPhones and Androids, which will deliver unique and easy-to-use iterations of MoPals’ services and network.  Because members authenticate their user accounts with Facebook, MoPals has access to public data about its members via Facebook’s API. MoPals leverages this data to tailor a custom experience for its users, crafting a network that is made to suit their interests.

Unlike Groupon and other daily deal sites, MoPals knows its members a lot better and is able to provide only the best and most targeted offers via Web 3.0 technology. We expect our  members will be thrilled to log on to MoPals and find their most coveted items and latest trends in their selected interests available for purchase. Because transparency is one of MoPals’ core values, members are aware that their information is used to bring them the best experience, and they appreciate the fact that their information (emails, usernames, etc.) is not sold to any third parties.

The most efficient way to reach new customers is to make it easy for existing customers to have authentic conversations about that brand with their friends1.  For businesses, MoPals is a great opportunity to build brand awareness, connect with existing ambassadors, and grow a business’ fan base. Working with MoPals’ team, we’ll be able to help brands devise a custom solution to fit their  marketing needs. Unlike Daily deal sites, which may cheapen a brand and threaten the business’s bottom line, MoPals’ offers businesses performance-driven campaign results with a tangible Return on Investment (ROI).  With over 8 Million SME’s in North America, there is a tremendous opportunity to provide an easy to use, inexpensive loyalty program to these businesses.  With over 2 Billion loyalty program memberships and 96% of a Generation Y on social media, the MoPals platform is positioned  for tomorrow’s consumer, today.

Business Strategy

To Grow Our Member Base:

We intend to launch a robust and dynamic user acquisition strategy, leveraging best practices of traditional acquisition models: contests, email campaigns, co-sponsorships, as well as viral and word-of-mouth (“WOM”) models including celebrity endorsements, targeting influencers, targeted geographic campaigns and referrals.  In conjunction with our in-house efforts, we will use public relations firms to optimize our messaging.

To Optimize Engagement - Our Members’ Daily Visits and Interactions:

We plan to offer a user experience model that captures the imagination of our members, while simultaneously providing them value-added services and perks.  Our surveys and contests will aim to ensure engagement during our initial launch phase, while our rewards program combined with our relevant and we anticipate that the targeted offers will result in repeat visits and purchases.

To be Multi-Platform:

In order to optimize our reach with potential members and to be on point with trending user behavior, we plan to launch our services on multiple application platforms on the personal computer/tablet based world wide web (“Internet”) and Free IOS and Android Apps via wireless mobile device networks (“Mobile”).

To Develop an Intelligent Data Mining Engine:

To differentiate our services to both advertisers and users, we aim to create robust and dynamic data mining capabilities so as to provide targeted offers, targeted ‘Pal’ recommendations, targeted surveys and more – all the while enhancing our database intelligence and points of leverage in order to provide optimized return on investment for clients and advertisers.

Products & Services

MoPals’ software will be a multi-platform and will aim to integrate with all major social media sites, such as Facebook, Twitter, LinkedIn, Instagram, and Pinterest.  Our product development approach is centered on building the most useful tools that enable users to connect, share, discover, and communicate with each other.  Our products for users are free of charge and available on the Internet and Mobile platforms.

The MoPals’ proprietary software allows merchants to send customized and targeted brand promotions to our Mopals’ members, using the wealth of information that is being volunteered over social media sites.

Our products and services include:

●	Promotional offers. We will be featuring promotional offers from our national and local merchants and distributing them by email to our MoPals’ members.
●	Self-Service Deals. Our merchants can use our self-service platform to create and launch deals at their discretion on our site.
●	Member-Generated Polls. Our members will be able to create and generate polls and send them to their friends.

●	Member-Generated Surveys. Our members will be able to create surveys and send them to their friends.
●	Our merchants will be able to create polls or surveys to be posted on the MoPals’ site.
●	Our members can earn Miles for joining, liking a brand, purchasing a promotion, sharing their promotion and creating and responding to surveys.

Marketing Plan

User Acquisition and Retention

We will grow our member base through contests, email campaigns, co-sponsorships, as well as viral and WOM models: celebrity endorsements, targeting influencers, targeted geographic campaigns, referrals; among other strategies.  We will use P/R firms to optimize our messaging.

Client Facing

We will be offering a consultative approach to our clients and advertisers.  As such, we aim to become a social media agency of choice for brands that seek to elevate their social media and digital footprint in a targeted and effective manner.  We will aim to offer the benefits of a pay-per-performance/conversion model to our clients and advertisers in addition to existing pay per click/impression deliverables offered by most competitors.

Corporate

Our Corporate Marketing initiatives will include fundraising, media relations/press releases and event management.

Sales Strategy

We will be building a national sales team who will be targeting brands from different industry sectors in across various geographic areas, including:

-	the Service Sector;
-	Sport Franchises/Venues and Sporting Goods;
-	Events & Entertainment (radio, television, theatres, plays, labels, etc);
-	Food & Restaurants;
-	Retail;
-	Health & Beauty; and,
-	Home Furnishing.

Our sales team will consist of inside and outside sales representatives who have experience with social media and a relationship with, and a strong understanding of, brands. The sales team will be independent sales agents compensated on a commission plus salary basis. They will be supported with a back office of brand researchers and planners to help develop marketing plans, campaigns to meet the individual brand needs and to ensure the business goals of all of our brands are addressed on an ongoing basis.

The MoPals’ sales team will work one on one with each brand/owner/manager to help build their user base using the MoPals’ model, which includes the following:

-	helping brands increase their Facebook/Twitter user base;
-	develop a more targeted clientele for the brand;
-	work as a match maker for the customer (users and brands), in order to get the greatest brand exposure to the most purchase-ready customer;
-	deliver great service to all brands and customers to increase the likelihood that these customers will become repeat customers.

Competition

We face significant competition in almost every aspect of our business, including from discount buy companies such as Groupon, Dealfind, Living Deal, Living Social, WagJag, and Buytopia.  These sites offer a variety of services that may compete with and are similar to MoPals’ services and features.

We also face competition from loyalty programs, such as Air Miles, Aeroplan and from the many other loyalty programs of various brands, such as Starbucks and Sears.

Lastly, we compete with traditional media companies that provide coupons and discounts on products and services.

However, while we have some similarities, we feel our competitive advantage is providing our users with a combination of loyalty reward miles, promotional offers and surveys under one platform, along with and not limited to the following:

●	Optimizing brand awareness while maintaining brand image;
●	IQ for brand targeted campaigns;
●	IQ for members;
●	Peer-to-peer campaigns;
●	Incentives for consumers remaining loyal with their purchase habits;
●	Members and brands create insightful surveys/polls;
●	Local presence and understanding of local business trends;
●	Ability to deliver a high volume of relevant deals to consumers; and,
●	Ability to generate positive return on investment for brands.

We believe we will compete favorably on the factors described above.  However, we anticipate that large, more established companies may directly compete with us based on the fact they have longer operating histories and significantly greater financial, technical, and other resources than we do.

Metrics

Our operating metrics help us to understand and measure the engagement levels of our users, the size of our brand audience, our reach and the overall monetization of our users and brands.

At MoPals, we will be measuring our business in six ways:

●	Number of registered members;
●	Member retention by repeat engagement;
●	Number of unique visitors to our website and the number of page views on our website;
●	Merchant acquisition & promotional items posted and sold;
●	Gross profit on promotional items sold; and,
●	Miles earned by users.

We intend to generate revenue from “likes” on brands, percentage of the sale of the coupons/promotions being offered from brands, and the IQ service for the brands; however, we believe that our most important measurement is our gross profit on goods sold for our business because it is a reflection of the value of our service to our merchants. Gross profit is influenced by the mix of deals we offer to our customers. For example, gross profit can vary depending on the category of products or services offered and the size of the offer in a particular deal. Likewise, gross profit can be adversely impacted by offers that we make for the principal purpose of acquiring new subscribers or establishing our brand and building scale in a new market. Gross profit can be impacted due to the volume of the offers from the brand (more offers posted in a year could result in a change in margins).

Intellectual Property

We protect our core technology and intellectual property rights by relying on federal, state/provincial and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality agreements with our employees, contractors, and with third parties.

In addition to these contractual arrangements, we may also rely on a combination of trade secrets, copyrights, trademarks, service marks, trade dress, domain names and patents to protect our intellectual property. We may pursue the registration of certain copyrights, trademarks, service marks and domain names in Canada and the United States and potentially in certain locations outside these areas.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Additionally, companies in the internet, technology, and social media industries may own large numbers of patents, copyrights, trademarks, and trade secrets and may frequently threaten or enter into litigation based allegations of infringement, misappropriation or other violations of intellectual property or other rights.

 Regulatory Matters/Compliance

We are subject to a number of Canadian federal and provincial, as well as American federal and state laws and regulations affecting companies conducting business on the internet.  As we expand, we may be subject to similar laws and regulations in jurisdictions outside of Canada and the United States.  These laws are constantly evolving and being tested in courts and could be interpreted in a variety of ways that could harm our business. These laws and regulations may involve such areas as taxation, tariffs, privacy and protection of number data, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, and the provision of online payment services, among other areas.

In the United States and internationally, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. We offer our users various types of sweepstakes, giveaways and promotion opportunities. We are subject to laws in a number of jurisdictions concerning the operation and offering of such activities, many of which are still evolving and could be interpreted in ways that could harm our business.  Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business.

In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites or may even attempt to completely block access to our websites. Accordingly, adverse legal or regulatory developments could substantially harm our business.

We are also subject to federal, state, provincial and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly-evolving industry in which we operate. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance.

We post our Privacy Policy and Terms of Service online, in which we describe our practices concerning the use, transmission and disclosure of user data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, province to province, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our players’ privacy and data could result in a loss of player confidence in our services and ultimately in a loss of players, which could adversely affect our business.

Offers and/or Miles may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act and state and provincial laws governing gift cards, stored value cards and coupons. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. If Offers and/or Miles are subject to the CARD Act, the value of the Offer and/or Miles must not expire before the later of (i) five years after the date on which the Offer and/or Miles were issued; and (ii) the Offer and/or Miles’ expiration date (if any).

In addition, certain states and foreign jurisdictions have requirements for disclosure and product terms and conditions, including expiration dates and permissible fees that might apply to Mopals. Some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Offers and/or Miles based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Offers and/or Miles is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of an Offer and/or Miles.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Various laws and regulations in the United States, Canada, and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, on the characteristics of the offers and/or Miles and our role with respect to the distribution of the offers and/or Miles to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access, including a proposed expansion of the definition of financial institution to include sellers or issuers of prepaid access. In the event that this proposal is adopted as proposed, it is possible that an offer and/or the Miles could be considered a financial product and that we could be a financial institution.

Additionally, the Personal Information Protection and Electronic Documents Act [PIPEDA] (Canada) requires organizations to take reasonable steps to safeguard the personal information in their custody or control from such risks as unauthorized access, collection, use, disclosure, copying, modification, disposal or destruction. The first step in developing reasonable safeguards is to collect only the personal information that is needed for a particular purpose. If it is not needed, organizations should not collect it. But if they do, they need to take appropriate precautions.

Reasonable safeguards include several layers of security, including, but not limited to:

●	risk management,
●	security policies,
●	human resources security,
●	physical security,
●	technical security,
●	incident management, and
●	business continuity planning.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Material Agreements

At the present time, there are no material agreements to disclose.

Employees & Independent Contractors

As of April 16, 2013, we had one (1) full-time employees and nine (9) independent contractors.  Neither of these employees are represented by collective bargaining agreements.  The Company considers it relations with its employees and independent contractors to be in good standing.

Key Personnel

The Company’s founder and Chief Executive Officer is Alex Haditaghi, an entrepreneur who has successfully lead several development stage companies into high revenue generating businesses.  In 2008, Profit Magazine recognized Alex as being the leader of Canada’s fastest emerging growth company, since its inception in 2005.  In 2009, he founded Pacific NA Financial Group of Companies, which later acquired Mortgage Architects Inc., a national mortgage brokerage, and Radius Financial Inc. (formerly myNext Mortgage Company), a national mortgage lender, in early 2010.

Hamid Ghofrani, Ph.D., M.Eng., MCS is the Chief Data Scientist at the Company.  He earned his Ph.D. in the field of Applied Statistics from the University of California at Santa Barbara with an emphasis on statistical models for social networks.  Prior to joining MoPals, Mr. Ghofrani worked for six years as a researcher and teaching assistant for the University of California at Santa Barbara and has consulted firms and individuals on a variety of applications.  Hamid also holds a Masters’ degree in Electrical and Computer Engineering and has been a software engineer and consultant for the telecommunications industry.  Hamid’s education and expertise is the foundation behind MoPals’ proprietary social media data mining engine.

Arsen Tumyanan, M.Sc., A.C. is a technical project manager and software engineer who specializes in internet web and mobile applications development.  Arsen holds a master’s degree in computer science from the University of Toronto.

Andrew Leschinsky, Vice President of Technology,, Andrew has a Masters Degree in Computer Science from Donetsk State Technical University, Ukraine, 1993 – 1998.  Andrew has been also responsible for running 3 Linux-based servers in Amazon EC2 cloud, serving a few client web, and 2 web projects with larger databases (tens of millions of records, massive computational background tasks, integration with Facebook and a credit card processing gateway).  For the six years prior to joining the Company Andrew was employed as a Web Developer and IT Manager by ICM Consulting.   Andrew’s technical experience and abstract thinking ensures that MoPals embarks on the correct technological path.

Alexander Shalymenov, Creative Director, Alexander graduated with a degree in Advertising Design from the Kazakh Leading Academy of Architecture and Civil Engineering at Kazakhstan. He also completed a diploma in Digital Media Design (honors) from the International Academy Design & Technology, and an e-commerce developer certificate from IT Academy in Toronto. Spending 7 years as the Lead Designer at Dealfind.com and Menupalace.com, Alexander brings the MoPals vision to life with his visual and design excellence.

Steven Conville, M.B.A., FCSI,, as the vice president of several investment brokerage firms, has overseen assets in excess of $100 million.  With 20 years of financial services experience, he is a Certified Financial Planner with CFP, FCSI and CIM designations and is licensed to sell securities in Canada and the United States.  Steven brings a wealth of knowledge to MoPals in the areas of business development, investment sales and structuring and financial management.

Properties

The Company’s corporate headquarters is located in Toronto, Ontario.  A related party currently leases, via a sub-let, a space located at 294 Richmond Street East, Suite 200, Toronto, Ontario, M5A 1P5 and has made an arrangement to allow MoPals to occupy the space as our corporate offices for the duration of the lease.  The sub-lease is for a term of one year and five months which commenced on October 1, 2012 and ends on February 27, 2014.

Corporate Information

Our headquarters is located at 294 Richmond Street East, Suite 200, Toronto, Ontario, M5A 1P5. Our telephone number is (416) 362-4888. Our website is www.mopals.com.

Item 1A.   Risk Factors

We are exempt from this reporting because we are a smaller reporting company.

Item 1B.   Unresolved Staff Comments

We are exempt from this reporting because we are a smaller reporting company.

Item 2.      Properties

The Company’s corporate headquarters is located in Toronto, Ontario.  A related party currently leases, via a sub-let, a space located at 294 Richmond Street East, Suite 200, Toronto, Ontario, M5A 1P5 and has made an arrangement to allow MoPals to occupy the space as our corporate offices for the duration of the lease.  The sub-lease is for a term of one year and five months which commenced on October 1, 2012 and ends on February 27, 2014.

Prior to the Share Exchange, the Company’s corporate offices were located at 150 King Street West, Suite 2512, Toronto, Ontario, CANADA, M5H 1J9.  These premises are rented on a cost allocation and month to month basis from a related party company.  No costs were allocated to the Company after September 30, 2012 as the process to discontinue operations commenced in preparation for the Mortgage Brokerage Privatization.

The Company negotiated and executed a lease for its corporate office in Calgary, Alberta, Canada, and was party to a five (5) year lease which commenced May 1, 2007.  The lease term for this premise ended on June 30, 2012 and was not renewed in preparation for the Mortgage Brokerage Privatization.

The Company negotiated and executed a lease for its corporate office in Glace Bay, Nova Scotia, Canada, and was party to a renewable lease which commenced November 1, 2009 and which term expired on March 31, 2012.  The lease was not renewed as part of the Mortgage Brokerage Privatization.

Item 3.      Legal Proceedings

Mortgage Brokerage Business Legal Proceedings

MortgageBrokers.com Financial Group of Companies Inc. v. Mortgage Brokers City Inc.

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of MortgageBrokers.com Holdings, Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals Mike Hapke, Frank Napolitano, Jeff Cody and York Polk who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CDN $19 million, arising out of loan and promissory note agreements and advances made to these individuals and clauses in mortgage agent license agreements with the defendants in particular non Solicitation of Mortgage agents.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.

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

Mortgage Brokers City has also challenged a MortgageBrokers.com Holdings, Inc. registered trademark in the Federal Court of Canada.  The claim is based on the ground that the trademark is “not distinctive” as defined under the Trade-Marks Act and should not have been registered.  This litigation was related to the afore mentioned Mortgage Brokers City Inc. litigation in that an aspect of the Company’s claim against Mortgage Brokers City is that they infringed upon the Company’s registered trademarks.

On August 24, 2012, a full and final settlement agreement was executed by all parties regarding the statement of claims, counter claims and trademark challenges and all outstanding and related matters.

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

The plaintiffs and defendants by counterclaim have served a reply and defense to the counterclaim dated January 30, 2013.

This is an ongoing matter before the Court between the parties as at December 31, 2012.

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

On July 24, 2012, a Consent Dismissal Order was filed with the Court which subsequently dismissed the action against Mortgagebrokers.com Financial Group of Companies Inc.

Other Matters in the Normal Course of Business

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

Pursuant to the Exchange Agreement, Mortgagebrokers.com Canada, Inc., has provided the Company will full indemnification against all liabilities disclosed above.

MoPals Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “MOMO.”

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

2012	High	Low
First Quarter	$0.25	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.48	$0.20

2011	High	Low
First Quarter	$0.03	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.25	$0.01

Holders

As of April 16, 2013, there were 114 beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2012 in accordance with an equity compensation plan including individual compensation arrangements:

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

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel.  The adequacy of this plan is evaluated annually by Company management.  As of December 31, 2012, no options had been issued under this plan.  The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holding Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of April 16, 2013.

On March 1, 2005 the Director approved the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non monetary transactions whereby the issuance of stock is granted for services rendered.  This program is expected to support the Company in building a long term sustainable revenue pipeline, a national sales agency and referral program as well as provide incentive to service providers to establish long term relationships with the Company and to encourage stock ownership by such individuals by providing them with a means to acquire a proprietary interest in the Company’s success through stock ownership.  Under the Service Plan, service providers, consultants, mortgage agents and strategic alliance partners who provide services to the Company may be granted options or warrants to acquire restricted stock of the Company.  The total number of shares reserved for issuance under the Service Plan is 166,667, the adequacy of which is evaluated annually.

Recent Sales of Unregistered Securities

None.

Item 6.      Selected Financial Data

We are exempt from reporting this item as a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MortgageBrokers.com Holdings, Inc. for the fiscal years ended December 31, 2012 and 2011.  The results of the Mortgage Brokerage Business is reported as discontinued operations as a result of the imminent Mortgage Brokerage Privatization.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2012 and notes thereto appearing elsewhere in this Form 10K.

Discontinued Operations

As mentioned in the past three quarterly Form 10Qs and the 2011 Form 10K, management had been actively exploring restructuring options to reduce Company overhead expenses.  Based upon the 2011 year-end financial results, the 2012 financial results of operations and:

1.	current economic conditions and the ongoing loss of cash from operating activities;

2.	the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;

3.	current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and Company capitalization; and

4.	the increasingly high costs associated with administering a publicly traded company,

our Director has decided to privatize the Canadian operations (the “Mortgage Brokerage Business”) through a sale to a private company under common control (“Mortgage Brokerage Privatization”).  In an effort to reduce overhead costs, and in exchange for the provision of ongoing working capital deficit funding, in late 2010, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  Over 2012, in an effort to further reduce overhead expenses and in preparation for the inevitable Mortgage Brokerage Privatization, all brokerage services including mortgage brokerage licensure, branding, mortgage agent back office operations, training and technology platforms were transitioned to the same related party company in the latter half of 2012.

Management will make its best efforts to complete the Mortgage Brokerage Privatization within the first half of 2013, however, there is no timetable for its finalization.

As part of the contemplated Mortgage Brokerage Privatization of the Company, the following occurred:

1.
the Company’s subsidiaries have not renewed their provincial mortgage brokerage licensure in the various jurisdictions where they operate.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage;

2.	select individual mortgage agents were offered the opportunity to operate under the licensure of a related party company;

3.
In late 2012, all human resources for the Company were consolidated into a related party company that provided back office corporate services to the Company on a cost allocation basis.  As of December 31, 2012, there were two part time employees.

The primary activity that currently takes place in our Company in the latter half of 2012 relates to:

1.	activities related to the contemplated Mortgage Brokerage Privatization;

2.	activities related to the administration of the publicly reporting entity; and

3.	administration of the business including management of trades payables.

Subsequent Event Note

On March 26, 2013, the Company  entered into the Exchange Agreement by and among (i) the Company, (ii) MoPals (Nevada); (iii) the Company Principal Shareholder and (iv) and the MoPals Nevada Shareholders. Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s Common Stock.

Immediately prior to and concurrent with execution of the Share Exchange, the Company entered into the Agreement of Sale pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a related party private Canada corporation controlled by Alex Haditaghi, all of the Company’s equity interest in the Company’s mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s mortgage brokers business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.  Pursuant to the Agreement of Sale, the Companys Principal Shareholder forfeited all rights to any monies owed to the Company Principal Shareholder by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation”).

On March 26, 2013, articles of amendments were filed with the State of Delaware changing the name of our Company to MoPals.com, Inc. pursuant to the Spin Out and Cancellation and subsequent execution of the Exchange Agreement.

Mopals.com, Inc. is a development stage internet and mobile brand loyalty social media company.

Results of Operations

The continuing operations, had the following comparative results from operations:

1)	No reported gross revenue in 2012 or 2011.

2)	Operating expenses were consistent in 2012 at $179,329 as compared with $188,065 in 2011; and,

3)	Loss from operations of $179,329 in 2012 as compared to a loss of $188,065 in 2011.

Loss from discontinued operations, the Mortgage Brokerage Business, was $508,477 in 2012 as compared to a net loss of $1,376,943 in 2011.

The overall net loss which includes continuing operations and discontinued operations was $687,806 as compared to a net loss of $1,565,008 in 2011.

Unusual or Infrequent Events that affect Reported Income

a)
The Company financial results include results of the discontinued operations, as our director has decided to execute the Mortgage Brokerage Privatization, selling the Canadian operations, the Mortgage Brokerage Business, to a related party private corporation.

b)
The decrease in net loss in 2012 over 2011 is a direct result of the cost saving measures that the Company made by outsourcing operations to a related third party in preparation for the Mortgage Brokerage Privatization.

Revenue Trend Analysis

Our continuing operations have no reported gross revenue in 2012 or 2011.

Within the discontinued operations, gross revenue in 2012 decreased by 73% to $3,638,185 as compared to 2011. Management believes the negative revenue growth experienced between 2012 over 2011 was directly related to a reduction in the number of company mortgage agents; an overall mortgage origination malaise due to uncertain economic pressures; and, a general lack of recruitment of quality mortgage brokers during recessionary times as agents do not want to undergo a brand change and possibly affect their mortgage origination further during a market down turn, especially towards a company whose ability to continue as a going concern is uncertain.  As discussed in more detail in Item 1 within this Form 10-K, our sales management team experienced a decrease in the number of our mortgage agents by 26% in 2011 as compared to 2010 which would have had a direct negative impact to top-line revenue numbers.

The following summarizes the factors that affect our revenue and their associated trends in our discontinued operations:

1)
Revenue from the Company’s Mortgage Brokerage Business can be divided into three streams:  broker fees charged predominately to private lender customers or commercial lender customers where-in the lender does not pay an origination commission fee; origination commission fees paid by most lenders and trust institutions, and creditor life insurance commissions paid by the insurance carrier.  The Table below summarizes revenue for the last four fiscal periods by revenue stream:

Revenue Organized by Revenue Stream ($ CAD)

	YE 2010		YE 2011		YE 2012
	Revenue	Fee ($) / Volume ($) (bps)	Revenue	Fee ($) / Volume ($) (bps)	Revenue	Fee ($) / Volume ($) (bps)
Broker Fee Revenue	$1,249,929	8.48	$947,344	7.38	$4,903	0.11
Origination Commission Revenue	$12,902,178	87.57	$12,419,134	96.75	$3,597,178	80.06
Insurance Revenue	$134,993	0.92	$131,917	1.03	$36,104	0.80
Total Revenue	$14,287,100	96.97	$13,498,395	105.16	$3,638,185	80.97
Funded Origination Volume	$1,473,397,412		$1,283,568,143		$449,310,757

a)	Approximately 99% of the Company’s revenue in 2012 came from origination commission fees.

b)	Origination commission revenue, on a commission fee per origination volume basis has been fairly consistent over the past three years.

c)
Broker Fee revenue decreased by 71% from 2011 to 2012.  Management attributes this to general market volatility; the lack of large real estate financings (and associated broker fees) that have taken place during the economic down turn; and, a decrease in our agent count.

d)
We currently earn additional commission revenue through the referral and placement of creditor insurance with Benesure Canada Inc. (now wholly owned by Manulife Canada).  The Company earns revenue in the form of an upfront fee as well as an on-going trailer fee.  In 2012, the Company earned 73% less commission fees over the respective year’s funded volume as less consumers purchased insurance during uncertain economic conditions.

2)
In 2012, approximately 53% of the Company’s Mortgage Brokerage Business revenue came from multi-product depository banks and trust institutions.  44% of the Company’s revenue came from monoline lenders who have a single product offering and sell exclusively through the mortgage broker sales channel.  3% of our revenue comes from broker fees associated with private lenders.  Generally, revenue from depository banks has declined by 19% between 2010 and 2012.  Revenue from monoline lenders has increased by 21% between 2010 and 2012.  Our contracted mortgage brokers are required to find the best terms for a customer that meet the customer’s needs.  The Company has no control over directing associated deal flow.  In general, the Company earns its highest fees from private lenders.

Revenue Organized by ender Category ($ CAD)

	F2010	F2011	F2012
LENDER CATEGORY
DEPOSITORY BANKS & TRUSTS (22*)	$10,195,053	$8,353,089	$1,911,255
MONOLINE LENDERS (12*)	$3,337,776	$4,472,823	$1,608,573
PRIVATE LENDERS (26*)	$754,271	$672,483	$118,357
TOTALS:	$14,287,100	$13,498,395	$3,638,185

3)
The Company’s Mortgage Brokerage Business operates two sales channels for originating mortgages.  Approximately 99.2% of our mortgage origination volume in 2012 is sourced directly through our mortgage broker sales channel.  Approximately 0.8% of our mortgage origination volume in 2012 was sourced through our real estate sales channel wherein the Company established regional referral contracts with strategic alliance partners RE/MAX in Eastern Canada and Maxwell in Western Canada (as further described in Item 1 of this Form 10-K).  In general, the Company, as well as its agents, in aggregate, earn up to 30 basis points less when deal flow is sourced through a strategic alliance partner via the real estate sales channel.  The long term intended trade-off was that the Company expected to source significant mortgage origination volume through the real estate channel, although this has proven not be the case.  The Table below summarizes mortgage origination by sales channel over the past three years:

Mortgage Brokerage Business Origination Summarized by Sales Channel ($ CAD)

CHANNEL	YE 2010	YE 2011	YE 2012
Mortgage Broker Sales Channel	$1,471,138,076	$1,273,737,399	$445,647,444
Real Estate Sales Channel	$2,259,336	$9,830,744	$3,663,313
GRAND TOTAL	$1,473,397,412	$1,283,568,143	$449,310,757

4)	The Table below summarizes mortgage origination by sales territory across Canada over the past three years of the Company’s Mortgage Brokerage Business and we provide the following comments:

TERRITORY	YE 2010	YE 2011	YE 2012
Ontario	$1,135,930,199	$931,369,094	$285,470,727
Alberta	$257,893,685	$277,414,019	$135,897,483
Atlantic Canada	$79,573,528	$74,785,029	$27,942,546
GRAND TOTAL	$1,473,397,412	$1,283,568,142	$449,310,756

a)
64% of our volume in 2012 was originated from the Province of Ontario, 30% of our volume in 2012 was originated from the Province of Alberta and 6% of our volume in 2012 was originated from Atlantic Canada;

b)	Commission fees (as described in section 1 heretofore) do not vary by geographical region as our lenders are typically federally chartered and offer the same service in each territory;

c)
There is no difference in per unit revenue on a basis point basis for origination from one sales territory to another, although the size of mortgages, in general, are greater in Alberta and Ontario than Atlantic Canada;

d)
The Company has experienced negative growth in mortgage origination in Ontario which declined by approximately 69% in 2012 over 2011.  Mortgage origination in Alberta decreased by 51% in 2012 over 2011 levels.  Mortgage origination in Atlantic Canada has been flat between 2011 and 2012.

Expense Trend Analysis

Our continuing operation’s total operating expenses have been flat in 2012 at $179,329 as compared to $188,065 in 2011.

Within our discontinued operations, the Company’s Mortgage Brokerage Business operating expenses decreased by 63% in 2012 over 2011.  The primary components that comprised the Company’s discontinued operations operating expenses are agent commissions, salaries and benefits, general and administrative expenses, occupancy costs and stock-based compensation.  Decreases in operating expenses associated with discontinued operations are a direct result of outsourcing various aspects of the Mortgage Brokerage Business to a related third party in preparation of the imminent Mortgage Brokerage Privatization.

Liquidity

At December 31, 2012, we had $6,078 in cash, $28,509 in prepaid expenses and $295,190 in assets held for sale associated with our discontinued operations for a total of $329,777 in assets.  Comparatively, at December 31, 2011, we had $6,078 in cash, $3,381 in prepaid expenses and $989,995 in assets held for sale associated with our discontinued operations for a total of $999,454 in assets.

At December 31, 2012, we had $56,646 in accounts payable and accrued liabilities, $14,924 in accrued stock-based compensation and $3,675,923 in liabilities held for sale associated with our discontinued operations for a total of $3,747,493 in liabilities.  Comparatively as of December 31, 2011, the Company had $52,906 in accounts payable and accrued liabilities, $17,980 in accrued stock-based compensation and $3,568,625 in liabilities held for sale associated with our discontinued operations for a total of $3,639,571 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2011:

a)	Cash and cash equivalents associated with continuing operations were flat at $6,078 in 2011 and 2012. This is associated with an unused investment and trading account of the Company.
b)	Accounts payable and accrued liabilities were consistent year over year.
c)
Liabilities held for sale associated with discontinuing operations increased by 3% to $3,675,923 in 2012 over 2011 associated primarily with increased financing from a related party company to fund working capital deficits in the Mortgage Brokerage Business, offset by a decrease in employee tax deductions payable and a decrease in accounts payable and accrued liabilities.

d)
Stock-based compensation accruals fluctuate year to year.  The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence.  Thus, it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Our continuing operations, after removing the revenue and expenses of the Mortgage Brokerage Business, had no reported gross revenue in 2012 or 2011.

Our discontinuing operations, the Mortgage Broker Business, had total revenue for the year ending December 31, 2012 of $3,638,185 (December 31, 2011 - $13,498,395). The Company realized net cash loss from operating activities associated with the combined continuing and discontinuing operations of $1,792,873.  The Company decreased its total cash and cash equivalent position associated with the combined continuing and discontinuing operations at the end of 2012 to $82,816 from $909,491 the previous year.  As at December 31, 2012, with no means to generate revenue, the Company relies upon loans from a related-party company to fund the Company’s working capital deficits until such time as the Mortgage Brokerage Privatization finalizes.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure..

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2012, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table sets forth, as of April 16, 2013, the name and age of our sole director and executive officer.  The director will hold such office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	41	President, CEO, CFO, Chief Accounting Officer and sole Director

The following summarizes the occupation and business experience of our sole director and executive officers:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Alex Haditaghi has been working in the mortgage industry in Canada since 1999 and has extensive experience in both residential and commercial mortgages.  Mr. Haditaghi formed Lending Tree Canada Inc., a private mortgage brokerage operating in Canada, in 2000.  He served as President for five years until he founded MortgageBrokers.com in January 2005.  Since then, Mr. Haditaghi has been the CEO, CFO and sole director of MortgageBrokers.com Holdings, Inc. and President of its two subsidiaries.  Mr. Haditaghi is responsible for the business vision, expansion, capital resources, hiring the executive management team, establishing corporate policy and providing overall leadership to the organization.

Employment Agreements

The Company has no employment agreement with its officer or director.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Mr. Haditaghi has yet to file a Form 5 but plans to in the very near future.

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012, and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Chairman and CEO	2012 2011	0 0	$0 $437,094	0 0	0 0	0 0	0 0	0 0	$0 $437,094

Compensation of Directors

No additional compensation was paid to Alex Haditaghi, our sole director.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.  As at December 31, 2012, no options to Company employees, officers or directors are outstanding.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 16, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
8412910 Canada Inc.	41,000,000	(3)	79.93%
2356794 Ontario Inc.	4,500,000	(3)	8.77%
8413037 Canada Inc.	4,500,000	(3)	8.77%
Directors and Executive Officers
Alex Haditaghi	41,857,800	(4)	81.16%
All directors and officers as a group (1 person)	41,857,800		81.16%

(1)	Unless otherwise provided, the address of all beneficial owners is c/o Mortgagebrokers.com Holdings, Inc., 150 King Street West, Suite 2512, Toronto, Ontario, M5H 1J9.
(2)	Based on 51,294,993 shares of common stock outstanding of April 15, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Advances

As of December 31, 2012, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $3,420,605 (as at December 31, 2011 - $2,409,646) to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

Shared services

During 2012, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $102,844 (2011 - $157,500).  PMGI and the Company are under common control.

Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company. During the year ended December 31, 2012, the Company received broker rewards of $10,731 (2011 - $24,887) for its brokers from Radius.

Mortgage loan origination

The Company originates mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations. During the year ended December 31, 2012, Radius paid $220,839 (2011- $410,000) in broker commissions to the Company. These amounts are calculated and paid on normal commercial terms.

Bonus

During the year ended December 31, 2012, the Company declared a bonus of $Nil (2011 - $437,094) to the controlling shareholder and Chief Executive Officer.  These transactions are entered into in the normal course of business and are recorded at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Investment in Shares and Loan Receivable

During the year ended December 31, 2012, the controlling shareholder and Chief Executive Officer transferred shares in a private corporation and a loan receivable totaling $159,200 to the Company. These transactions are entered into in the normal course of business and are recorded at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
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

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2012, we have incurred $82,970 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2011, we had incurred $67,745 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's fiscal year ended December 31, 2012, there were no other audit related fees.

Tax Fees

The Company has accrued no expenses in 2012 for professional services rendered for Canadian tax compliance, tax advice, and tax planning.

All Other Fees

None.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

 (a)  The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2012 and December 31, 2011, the related condensed statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of McGovern, Hurley, Cunningham, LLP., independent auditors, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	2003 Equity Compensation Plan (1)
14.1	Code of Ethics (2)
10.1	Share Exchange Agreement by and between MortgageBrokers.com Holdings, Inc., MoPals, Inc., Alex Haditaghi, and the MoPals Shareholders dated March 26, 2013. (3)
10.2	Agreement of Sale by and between MortgageBrokers.com Holdings, Inc., MortgageBrokers.com Canada, Inc. and Alex Haditaghi, dated March 26, 2013. (3)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an exhibit on Form SB-2 with the SEC on June 2, 2003.

(2)	Filed as an exhibit on Form 10-KSB with the SEC on March 31, 2005.

(3)	Filed as an exhibit on Current Report to Form 8-K with the SEC on March 26, 2013.

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

MOPALS.COM, INC.

By:	/s/ Alex Haditaghi
Alex Haditaghi
President and Secretary (Principal Executive Officer)
(Principal Financial Officer)

Dated: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 16, 2013
Alex Haditaghi

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011 AUDITED

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

2005 Sheppard Avenue East, Suite 300 Toronto, Ontario M2J 5B4, Canada Phone 416-496-1234 Fax 416-496-0125 Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mopals.com, Inc. (formerly Mortgagebrokers.com Holdings, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mopals.com, Inc. (formerly Mortgagebrokers.com Holdings, Inc.) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss), stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2012. Mopals.com, Inc. (formerly Mortgagebrokers.com Holdings, Inc.) and Subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mopals.com, Inc. (formerly Mortgagebrokers.com Holdings, Inc.) and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants Licensed Public Accountants

TORONTO, Canada
April 15, 2013

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Consolidated Balance Sheets
As at December 31,

	2012	2011
ASSETS
Current Assets
Cash	$6,078	$6,078
Prepaid expenses	28,509	3,381
Assets held for sale (note 9)	295,190	989,995
Total Assets	329,777	999,454

Current Liabilities
Accounts payable and accrued liabilities	$56,646	52,966
Stock-based compensation accrual - current portion (note 3a)	3,286	4,108
Liabilities held for sale (note 9)	3,675,923	3,568,625
Total Current Liabilities	3,735,855	3,625,699
Stock-based Compensation Accrual (note 3b)	11,638	13,872
Total Liabilities	3,747,493	3,639,571
Commitments and Contingencies (notes 1 and 10)

STOCKHOLDERS' DEFICIT
Capital Stock
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued	-	-
Capital stock, $0.0001 par value; 100,000,000 shares authorized; 1,294,993(2011-1,294,993) issued and outstanding (note 4)	129	129
Additional Paid-in Capital	6,173,393	6,197,484
Treasury Stock (note 5)	(27,286)	(27,286)
Accumulated Other Comprehensive Income	110,829	152,440
Accumulated Deficit	(9,674,781)	(8,962,884)
Total Stockholders' Deficit	(3,417,716)	(2,640,117)
Total Liabilities and Stockholders' Deficit	$329,777	$999,454

(The accompanying notes are an integral part of these consolidated financial statements.)

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
For the Years Ended December 31,

	2012	2011
	$	$
Expenses
Salaries and benefits	25,275	53,562
General and administrative expenses	157,109	146,405
Stock-based compensation (note 3a)	(3,055)	(11,902)
Total Operating Expenses and Loss before Income Taxes	179,329	188,065
Provision for income taxes (note 8)	-	-

(Loss) from Continuing Operations	(179,329)	(188,065)
(Loss) from Discontinued Operations (note 9)	(508,477)	(1,376,943)
Net Loss	(687,806)	(1,565,008)

Change in net unrealized loss on available for sale securities (note 6)	(40,204)	-
Foreign currency translation adjustment, net of taxes	(1,407)	51,545
Other Comprehensive Loss	(41,611)	51,545

Total Comprehensive (Loss)	(729,417)	(1,513,463)

Loss per common share (note 7):
Basic:
Net (Loss) from continuing operations	(0.14)	(0.15)
Net (Loss) from discontinued operations	(0.39)	(1.06)
Net (Loss) per common share	(0.53)	(1.21)
Diluted:
Net (Loss) from continuing operations	(0.14)	(0.15)
Net (Loss) from discontinued operations	(0.39)	(1.06)
Net (Loss) per common share	(0.53)	(1.21)

Weighted Average Number of Shares Outstanding - Basic During the Year	1,294,993	1,295,128

Weighted Average Number of Shares Outstanding - Diluted During the Year	1,294,993	1,295,128

(The accompanying notes are an integral part of these consolidated financial statements.)

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2012 and 2011

	Capital Stock	Capital Stock Amount	Additional Paid-In Capital	Additional Paid-In Capital - Warrants	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balances at December 31, 2010	1,295,136	$129	$6,022,119	$175,365	$(27,286)	$100,895	$(7,397,876)	$(1,126,654)
July 9, 2011 expiration of warrants(note 4)	-	-	175,365	(175,365)	-	-	-	-
December 8, 2011- cancellation of shares (Note 4)	(143)	-	-	-	-	-	-	-
Foreign currency translation adjustment, net of taxes	-	-	-	-	-	51,545		51,545
Net (loss) for the year	-	-	-	-	-	-	(1,565,008)	(1,565,008)
Balances at December 31, 2011	1,294,993	$129	$6,197,484	$-	$(27,286)	$152,440	$(8,962,884)	$(2,640,117)
Change in net unrealized loss on available for sale securities	-	-	-	-	-	(40,204)	-	(40,204)
Tax effect of expiration of warrants	-	-	(24,091)	-	-	-	(24,091)	(48,182)
Foreign currency translation adjustment, net of taxes						(1,407)		(1,407)
Net (loss) for the year	-	-	-	-	-	-	(687,806)	(687,806)

Balances at December 31, 2012	1,294,993	$129	$6,173,393	$-	$(27,286)	$110,829	$(9,674,781)	$(3,417,716)

(The accompanying notes are an integral part of these consolidated financial statements.)

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2012	2011
Cash Flows from Operating Activities

Net loss	$(687,806)	$(1,565,008)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	17,287	22,187
Stock-based compensation accrual (recovery)	(3,055)	(11,902)
(Increase) decrease in net assets:
Prepaid expenses	(68,652)	17,340
Loan receivable	(88,497)	-
Investments	(39,616)	-
Accounts payable and accrued liabilities and Employee tax deductions payable	(922,534)	(259,412)

Net Cash used in Operating Activities	(1,792,873)	(1,796,795)

Cash Flows from Investing Activities
(Purchase) of equipment	-	(4,701)

Net Cash used in Investing Activities	-	(4,701)

Cash Flows from Financing Activities
Advances from related party	965,002	1,975,409

Net Cash provided by Financing Activities	965,002	1,975,409

Net (decrease) increase in Cash	(827,871)	173,913

Effect of exchange rates on cash	1,196	10,156

Cash - Beginning of Year	909,491	725,422

Cash - End of Year	$82,816	$909,491
Cash, End of Year – Discontinued Operations (note 9)	76,738	903,413

Cash, End of Year – Continuing Operations	6,078	6,078

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

 1.               Nature of Business and Going Concern

Nature of Business

Mopals.com, Inc. (formerly MortgageBrokers.com Holdings, Inc.) and Subsidiaries (the “Company”) was organized under the laws of the State of Delaware on February 6, 2003.  On March 26, 2013, the Company amended its Articles of Incorporation, thereby changing its name to Mopals.com, Inc.

Mortgage brokerage operations were being conducted through the Company’s subsidiaries, Mortgagebrokers.com Inc. (an Ontario, Canada company), MortgageBrokers.com Financial Group of Companies, Inc., MBKR Franchising Inc.  and MBKR Holdings Inc. (Canadian federal companies), in Canada.

Going Concern and Discontinued Operations

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2012, the Company generated a net loss of $687,806 (2011- $1,565,008). Certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, to grow sales of its services and to achieve profitable operations.  As noted in recent Form 10-Q reports for 2012 and 2011 and our Form 10-K for the period ending December 31, 2011, management has been actively exploring restructuring options to reduce overhead expenses.  Based upon the 2011 year-end financial results of operations and the lack of business growth, the Director  has decided to privatize the Canadian operations and sale to a private company under common control.  As discussed further in Note 9 and Note 12, the company ceased active mortgage broker during the year ended December 31, 2012.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2.               Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America, and their basis of application is consistent.  Outlined below are those policies considered particularly significant:

a)   Basis of Consolidation and Presentation and Discontinued Operations

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

These financial statements are being presented in accordance with the FASB ASC205-20, “Discontinued Operations,” which sets forth the financial accounting and reporting requirements for the discontinued operations of a component of an entity.  A component of an entity comprises of operations and cash flows that can be clearly distinguished from the rest of the entity.  A component of an entity may be a reportable or an operating segment, a reporting unit, a subsidiary or an asset group.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.               Summary of Significant Accounting Policies (continued)

FASB ASC 205-20 uses a single accounting model to account for all long-lived assets set for disposal.  This includes asset disposal groups meeting the criteria for presentation as a discontinued operation as specified in the standard.  A long-lived asset group classified as held for sale should be measured at the lower of its carrying amount or fair value, less cost to sell.  Additionally, a loss shall be recognized for any write-down to fair-value less cost to sell.  A gain shall be recognized for any subsequent recovery of cost.  Lastly, a gain or loss not previously recognized from the sale of the asset disposal group should be recognized at the date of sale.

b)    Cash and Cash Equivalents

Cash and cash equivalents consist of cash on account and short-term investments with remaining maturities at acquisition of three months or less.

c)    Equipment, net as included in Discontinued Operations

Equipment is stated at cost. Depreciation is calculated using the following annual rates and methods based on the estimated useful lives of the assets:

Furniture and equipment	20% declining
Computer equipment	30% declining

d)    Revenue Recognition as included in Discontinued Operations

Revenue consists of mortgage brokerage fees, finders’ fees and insurance commissions. The revenue from brokerage fees and finders’ fees are recognized upon the funding of a customer’s mortgage and when the collection is reasonably assured, which typically occurs when the brokerage fees or finders’ fees from the lender have been advanced.  Insurance commission revenues are recognized when collection is reasonably assured, which typically occurs when the insurance commission fees from the insurance provider has been advanced.

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

f)    Financial Instruments

In accordance with ASC 825-10-50,  (formerly SFAS No. 107), "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012, the carrying value of accounts payable and accrued liabilities, advances from related party and all other current liabilities approximate their fair value because of the limited terms of these instruments.

In accordance with ASC 820-10, (formerly SFAS No. 157), “Defining Fair Value Measurement”, the  Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.               Summary of Significant Accounting Policies (continued)

g)    Share-based Payment

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

h)   Investments

Purchases and sales of investments are recognized on a trade date basis. Investments at fair value through profit or loss are initially recognized at fair value. At each financial reporting period, the Company’s management estimates the fair value of its investments based on the criteria below and reflects such valuations in the financial statements.

Investments which are designated, based on management’s intentions, as available for sale using the fair value option are reported at fair value. Transaction costs are expensed as incurred in the statements of comprehensive (loss).  The determination of fair value requires judgment and is based on market information where available and appropriate. At the end of each financial reporting period, the Company’s management estimates the fair value of investments based on the criteria below and reflects such changes in valuations in the statements of comprehensive (loss). The Company is also required to present its investments (and other financial assets and liabilities reported at fair value) into three hierarchy levels:

Level 1 – investment with quoted market price;
Level 2 – investment which valuation technique is based on observable market inputs; and
Level 3 – investment which valuation technique is based on non-observable market inputs.

Privately-held investments:

1.
Securities in privately-held companies are initially recorded at cost, being the fair value at the time of acquisition. At the end of each financial reporting period, the Company’s management estimates the fair value of investments based on the criteria below and reflects such valuations in the financial statements. These are included in Level 3.

2.
Upward adjustments are considered appropriate and supported by pervasive and objective evidence such as a significant subsequent equity financing by an unrelated, professional investor at a transaction price higher than the Company’s carrying value

3.
Downward adjustments to carrying values are made when there is evidence of a decline in value as indicated by the assessment of the financial condition of the investment based on third party financing, operational results, forecasts, and overall economic outlook.

The resulting values may differ from values that would be realized had a ready market existed. The amounts at which the Company’s privately-held investments could be disposed of may differ from the carrying value assigned. Such differences could be material.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

2.               Summary of Significant Accounting Policies (continued)

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

j)    Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05 (formerly SFAS No. 128), “Earnings per Share”, which requires disclosure on the financial statements of "basic" and "diluted" earnings (or loss) per share.  Basic earnings (loss) per share are computed by dividing net (loss) income by the weighted average number of common stock outstanding for the year. Diluted earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common stock outstanding plus potentially dilutive securities (if dilutive) related to stock options and warrants for the year.

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

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

3.               Stock-based Compensation Accrual

The Company has accrued expenses for stock-based compensation:

a.
As of December 31, 2012, the Company has accrued, as stock-based compensation payable, 16,433 (2011 - 16,433) common shares at a price of $0.20 (2011- $0.25) per share for a total of $3,286 (2011- $4,108) payable to certain parties whose agreement was cancelled in 2009.

b.
As of December 31, 2012, the Company has accrued, as stock-based compensation payable, 58,190 (2011 – 55,485) common shares at a price of $0.20 (2011- $0.25) per share for a total of $11,638 (2011- $13,872) payable to parties referred to in notes 10a and 10b.

4.               Capital Stock

Preferred Stock

The Company has 5,000,000 shares authorized of preferred stock with a par value of $0.0001. The Company has issued none of these shares as of December 31, 2012 and 2011.

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

The following summarizes the warrants issued, outstanding, exercisable, expired and exercised related to the company’s private placement that closed on June 9, 2006:

	2012	2011

Number of Warrants Outstanding at Beginning of Year:		14,083
Number of Warrants Exercised:		-
Warrants Expired:		14,083
Number of Warrants Outstanding at End of Year:	-	-

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

4.               Capital Stock (continued)

Equity Compensation Plan

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2012, no options had been issued under this plan. The disclosures made in the 2005 Audited Financial Statements (10-KSB - Item 10. Executive Compensation) and the `Amendment to License Agreement between RE/MAX and Mortgagebrokers.com Holdings, Inc.' dated May 25, 2006 (8-K - Schedule `A' 1. Outstanding Options) documenting the equity compensation of employees has not been implemented as of December 31, 2012. Until the new employment contracts have been formally and legally executed, the existing employment contracts of the Company are still in effect.

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

5.               Treasury Stock

During 2010, the Company acquired 1,293 common shares of the Company on the open market, at an average price of $1.50 per share for a total of $2,052.  In 2007, the Company acquired 417 common shares of the Company, on the open market, at an average price of $18 per share for a total of $7,455.  In 2006, the Company acquired 1,053 common shares of the Company, on the open market, at an average value of $16.80 per common share, for a total of $17,779.  The total treasury stock held at December 31, 2012 is 2,763 (2011 – 2,763) at a total price of $27,286 (2011 - $27,286).

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

6.               Fair value of financial instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent to valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – investment with quoted market price;
Level 2 – investment which valuation technique is based on observable market inputs; and
Level 3 – investment which valuation technique is based on non-observable market inputs.

The Company has determined the carrying values of its financial instruments as follows:

i.
The carrying values of cash, loan receivable, accounts payable and accrued liabilities and amounts due to related parties approximate their fair values due to the short-term nature of these instruments. These have been classified as Level 2 assets and liabilities.

ii.	Investments are carried at amounts in accordance with the Company’s accounting policy (see note 2) and have been classified as Level 3 assets.

The following table presents the changes in fair value measurements of financial instruments classified as Level 3 for the years ended December 31, 2012 and 2011.  These financial instruments are measured at fair value utilizing non-observable market inputs. The net unrealized losses are recognized in the statements of comprehensive (loss).

Investments, fair value	Year ended December 31,
	2012	2011
Balance, beginning of year	$-	$-
Net shares transferred	$80,006	$-
Unrealized loss, net	$(40,204)	$-
Balance, end of year	$39,802	$-

7.               Earnings or Loss Per Share

The Company calculates basic earnings per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	2012	2011
Weighted average number of common shares outstanding	1,294,993	1,295,128
Warrants
Stock Based Compensation payable (RE/MAX)	16,433	16,433
Stock Based Compensation payable (Other)	58,190	55,485
Weighted-average number of diluted common shares outstanding	1,369,616	1,367,046

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

8.               Income Taxes

The Company has paid no federal, state or provincial income taxes.  As of December 31, 2012, the Company had net operating loss carry forwards for federal income tax reporting purposes of approximately $6,539,792 which, if unused, will expire in various years beginning in 2015.  The tax effect of the operating loss carry forwards and temporary differences at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred Income Tax Assets:
Net Operating loss carry forward	$1,732,235	$1,633,167
Net book value and tax value differences	-	(29,181)
Valuation allowance for deferred income tax assets	(1,732,235)	(1,603,986)

Total deferred tax effect	$-	$-

The following is a reconciliation of the income tax benefit computed using the combined Canadian federal and provincial statutory rate of 26.5% (2011 - 28%) rate to the provision for income taxes:

	2012	2011
Deferred Tax Provision:
Expected income tax benefit	$182,269	$438,202
Stock based compensation	810	3,333
Valuation allowance	183,079	441,535

Provision for income taxes	$-	$-

Current Tax Provision:
Federal and Provincial income tax	$-	$-

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

Based on a review of the tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740.  Further, there has been no change during the years ended December 31, 2012 and 2011.  Accordingly, the Company has not accrued any interest and penalties through December 31, 2012.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

9.               Discontinued Operations

The business that formerly comprised Mortgagebrokers.com Inc. (the operating company) is classified as a discontinued operation and presented in a separate line on the consolidated statements of operations and comprehensive (loss).

Since 2011 as a result of the reported ongoing operating losses, management has been actively exploring restructuring options to reduce Company overhead expenses.  Based upon the 2011 year-end financial results and the 2012 first quarter financial results of operations and in consideration of:

1.	the ongoing loss of cash from operating activities;

2.	an eroding margin brokerage marketplace in Canada

3.	current equity market conditions not being favorable limiting the liquidity the company's share.

4.	the increasingly high costs associated with administering the a publicly traded company,

The Director has decided to privatize the operations (the “Mortgage Brokerage Business”) through their sale to a private company under common control (“Mortgage Brokerage Privatization”).  As previously noted in our 2011 filings, in an effort to reduce overhead costs, and in exchange for the provision of ongoing working capital deficit funding, in 2011, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  Over 2012, in an effort to further reduce overhead expenses and in preparation for the inevitable Mortgage Brokerage Privatization, all brokerage services including mortgage brokerage licensure, branding, mortgage agent back office operations, training and technology platforms were outsourced to the same related party company.

There is no timetable for completing this process; however, management will make best efforts to complete the Mortgage Brokerage Privatization within the first half of 2013.  It is anticipated that following the sale to a private company under common control that there will be no continuing relationship between continuing and discontinued operations.

The following is a summary of the net assets held for sale as of December 31, 2012 and 2011, which consists of the net assets of the brokerage operations.

Assets	2012	2011
Cash	$76,738	$903,413
Prepaid expenses	41,735	22,631
Loan receivable (note 11 (e))	88,913	-
Investments (note 11 (e))	39,802	-
Property, plant and equipment, net and equipment under capital lease (1)	48,002	63,951
Total Assets Held for Sale	295,190	989,995

Liabilities
Accounts payable and accrued liabilities (note 11 (b))	255,318	1,014,385
Employee tax deductions payable	-	144,594
Due to related parties (2)	3,420,605	2,409,646
Total Liabilities Held for Sale	3,675,923	3,568,625

Net Assets Held for Sale	(3,380,733)	(2,578,630)

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

9.               Discontinued Operations (continued)

(1)               Property, plant and equipment, net and equipment under capital lease

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Depreciation	2012	2011

Furniture and equipment	$192,925	$154,311	$38,614	$51,184
Computer equipment	41,839	33,238	8,601	11,725
Equipment under capital lease	7,162	6,375	787	1,042

	$241,926	$193,924	$48,002	$63,951

(2)               Due to related parties

As of December 31, 2012, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $3,420,605 (2011 - $2,409,646) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

The assets and liabilities to be sold meet the accounting criteria to be classified as held for sale and have been aggregated and reported on separate lines of the consolidated balance sheets.

Results of Discontinued Operations

The amounts in the tables below reflect the operating results of the business reported as discontinued operations. The amounts of any gains or losses related to the disposals of these discontinued operations are excluded.

	2012	2011
Revenues	$3,638,185	$13,498,395

Net (Loss) from Discontinued Operations	(508,477)	(1,376,943)

These financial statements are being presented in accordance with the FASB ASC 205-20, “Discontinued Operations,” which sets forth the financial accounting and reporting requirements for the discontinued operations of a component of an entity.  A component of an entity comprises the operations and cash flows that can be clearly distinguished from the rest of the entity.  A component of an entity may be a reportable or an operating segment, a reporting unit, a subsidiary or an asset group.

FASB ASC 205-20 uses a single accounting model to account for all long-lived assets set for disposal.  This includes asset disposal groups meeting the criteria for presentation as a discontinued operation as specified in the standard.  A long-lived asset group classified as held for sale should be measured at the lower of its carrying amount or fair value, less cost to sell.  Additionally, a loss shall be recognized for any write-down to fair-value less cost to sell.  A gain shall be recognized for any subsequent recovery of cost.  Lastly, a gain or loss not previously recognized from the sale of the asset disposal group should be recognized at the date of sale.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

10.              Commitments and Contingencies (continued)

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

Earnings Period:	Series III warrants are earned in the first 5 years following the Effective Date

Additional Vestment:	SERIES III warrants are fully vested on the fifth anniversary of the Effective Date

c)   The Company has signed lease agreements for computer and office equipment. Committed annual payments are as follows:

2013	$1,241

d)   Contingencies

On March 5, 2010, MortgageBrokers.Com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of Mortgagebrokers.com Holdings, Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against Ralph Canonaco.  The statement of claim filed by FGOC asserted the failed collection of a liquidated debt in the amount of $500,000 arising out of a brokerage agreement.  On September 9, 2010, Ralph Canonaco and various other parties commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against FGOC and various other related parties.  The statement of claim filed by Ralph Canonaco et. al. asserted fraud, fraudulent misrepresentation and conspiracy in the amount of $35,000,000, unjust enrichment in the amount of $950,000, breach of trust and misappropriation of trust funds in the amount of $50,000, and breach of contract in the amount of $50,000, arising out of a brokerage agreement and the associated services provided.  On December 21, 2011, FGOC filed a statement of defence and counterclaim.  FGOC countered for the following: (i) $500,000 in liquidated damages, plus 6% per annum interest; (ii) approximately $724,000 in damages owed pursuant to an agreement; and (iii) $2,500,000 in interest and punitive damages. Company management will vigorously defend itself in this action and believes that the Company has no liability in this matter.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

10.              Commitments and Contingencies (continued)

On January 25, 2010, MortgageBrokers.com Financial Group of Companies Inc. (“FGOC”), a wholly owned subsidiary of MortgageBrokers.com Holdings, Inc., commenced an action in the Ontario Superior Court of Justice in Ontario, Canada against a number of parties including Mortgage Brokers City Inc. and its principals Mike Hapke, Frank Napolitano, Jeff Cody and York Polk who were former mortgage agents of the Company.  The statement of claim filed by FGOC asserted a number of claims in the aggregate amount of approximately CDN $19 million, arising out of loan and promissory note agreements and advances made to these individuals and clauses in mortgage agent license agreements with the defendants, in particular, non Solicitation of Mortgage agents.  In addition, claims were made against the defendants for passing off their brokerage for that of the plaintiffs including continuing to operate a brokerage after agreement termination with all of the trappings they had been using to identify their brokerage when working for the plaintiffs.  On April 5, 2010, the defendants counter claimed against a number of parties including FGOC in the Superior Court of Justice in Ontario, Canada.  The counter claim asserted a number of claims in the amount of $550,000 arising out of commission holdbacks by the Company.  The counter claim was settled following the plaintiffs paying out agent commissions of $223,734 and placing $373,244 with the Court pending a resolution to the plaintiff’s original claim.  Mortgage Brokers City has also challenged a MortgageBrokers.com Holdings, Inc. registered trademark in the Federal Court of Canada.  The claim is based on the ground that the trademark is “not distinctive” as defined under the Trade-Marks Act and should not have been registered.  This litigation was related to the afore mentioned Mortgage Brokers City Inc. litigation in that an aspect of FGOC’s claim against Mortgage Brokers City is that they infringed upon FGOC’s registered trademarks.

On August 24, 2012, a full and final settlement agreement was executed by all parties regarding the statement of claims, counter claims and trademark challenges and all outstanding and related matters.

The Company is party to various other claims and proceedings arising in the normal course of business.  Management does not expect the disposition of these matters to have a material adverse effect on the Company’s results of operations or financial condition.

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

11.             Related Party Transactions in Discontinued Operations

a)    Shared services

During 2012, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $102,844 (2011 - $157,500). PMGI and the Company are under common control. The related cost is included in loss from discontinued operations on the consolidated statements of operations and comprehensive (loss).

b)    Broker Reward Programs

Radius Financial Inc. (“Radius”), a company under common control, funds a rewards program to compensate mortgage brokers under contract to the Company.  During the  year  ended  December  31,  2012,  the  Company  received  broker  rewards  of  $10,731 (2011 - $24,887) for its brokers from Radius which is included in liabilities held for sale on the consolidated balance sheets.

c)    Mortgage loan origination

The Company originated mortgages through its mortgage broker networks, earning the commissions related to these mortgage originations. During the year ended December 31, 2012, Radius paid $220,839 (2011- $410,000) in broker commissions to the Company. These amounts are included in revenues (note 9) and included in loss from discontinued operations on the consolidated statements of operations and comprehensive (loss). These amounts are calculated and paid on normal commercial terms.

d)    Bonus

During the year ended December 31, 2012, the Company declared a bonus of $nil (2011 - $437,094), to the controlling shareholder and Chief Executive Officer. The related cost is included in loss from discontinued operations on the consolidated statements of operations and comprehensive (loss).

These transactions are entered into in the normal course of business and are recorded at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

e)     Investments and Loan Receivable

During the year ended December 31, 2012, the controlling shareholder and Chief Executive Officer transferred shares in a private corporation and a loan receivable totaling $159,200 to the Company. These amounts are included in assets held for sale, at their respective fair values, on the consolidated balance sheets.

12.             Subsequent Events

 As discussed in the Form 8-K filed March 26, 2013 with the United States Securities and Exchange Commission,

“On March 26, 2013, (the “Closing Date”), MortgageBrokers.com Holdings, Inc. (the “Company”, “we”, “our”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”) and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”). Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”).

Immediately prior to and concurrent with execution of the Share Exchange, the Company entered into an Agreement of Sale, dated March 26, 2013 (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canada Corporation, all of the Company’s equity interest in the Company’s mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s mortgage brokers business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.”

See Note 1.