Form 10-Q
period 2013-03-31
MOPALS.COM, INC.
filed 2013-05-17
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-105778

MOPALS.COM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

294 Richmond Street East, Suite 200
Toronto, Ontario, CANADA, M5A 1P5

(Address of principal executive offices)(Zip Code)

(416) 362-4888

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2013
Common Stock, $.0001 par value	51,294,993

MOPALS.COM, INC.
(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

Item 1.	Legal Proceedings	5
Item 1A.	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Mine Safety Disclosures	5
Item 5.	Other Information	5
Item 6.	Exhibits	5

SIGNATURES		6

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

The condensed consolidated interim financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1 and ending on F-8.

The condensed interim financial statements of our discontinued and sold operations, for the period ending March 31, 2013, appear as an exhibit of this report.

MOPALS.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2013

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet as at March 31, 2013(unaudited) and December 31, 2012	F-1
Condensed Consolidated Statement of Operations for the quarter ended March 31, 2013(unaudited) and for the period August 7, 2012(inception) to March 31 ,2013(unaudited)	F-2
Condensed Consolidated Statement of Cash Flows for the quarter ended March 31, 2013(unaudited) and for the period August 7, 2012(inception) to March 31 ,2013(unaudited)	F-3
Notes to the Condensed Consolidated Financial Statements	F4-F8

  MOPALS.COM, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,
	2013 (Unaudited)	December 31, 2012
ASSETS
Cash	$34,807	$175,799
Prepaid & Other Assets	50,517	32,317
Total Current Assets	85,324	208,116

Equipment, net (note 5)	51,657	55,322
Total Assets	$136,981	$263,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	19,383	20,348
Share Based Accrued Compensation	14,924	-
Shares to be Issued	129	-
Loans from Shareholder (note 6)	437,511	364,315
Total Liabilities	$471,947	$384,663
Commitments and Contingencies (note 7)

Capital Stock; par value $0.001, 100,000,000 shares authorized, 41,000,000 issued & outstanding (Note 8)	41,000	41,000
Shares Subscribed (Note 9)	2,250,000	2,250,000
Share Subscriptions Receivable (Note 9)	(2,250,000)	(2,250,000)
Additional Paid In Capital	(8,975)	-
Deficit Accumulated During the Development Stage	(367,889)	(163,237)
Accumulated Other Comprehensive Income	898	1,012
Total Stockholders’ Deficit	$(334,966)	$(121,225)

Total Liabilities and Stockholders’ Deficit	$136,981	$263,438

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

		For the Period
	For the Quarter Ended	August 7, 2012 (inception) to
	March 31, 2013	March 31, 2013

REVENUES	$-	$-

EXPENSES
Consultants & Contractors	132,392	248,770
General & Administrative Expenses	38,933	59,905
Occupancy Costs	29,443	54,227
Depreciation	3,884	4,987
Total Expenses	204,652	367,889

NET (LOSS)	(204,652)	(367,889)

Total Other Comprehensive Income
Foreign Currency Translation Adjustment	(114)	898

Total Comprehensive (Loss)	$(204,766)	$(366,991)

Net (Loss) per share – Basic and Diluted (note 10)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted During the Period	41,000,000	41,000,000

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

		For the Period
	For the Quarter	August 7, 2012
	Ended	(inception) to
	March 31, 2013	March 31, 2013
Cash Flows used in Operating Activities
Net (Loss)	$(204,652)	$(367,889)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,884	4,987
Increase in Accounts Payable & Accrued Liabilities	(965)	19,383
Increase in Prepaids & Other Assets	(18,200)	(50,518)
Increase in Share Compensation Accrual	14,924	14,924
Net Cash Flows used in Operating Activities	(205,009)	(379,112)

Cash Flows from Financing Activities
Shares Issued and to be issued	129	41,129
Additional Paid In Capital Adjustment	(8,975)	(8,975)
Increase in Shareholders’ Loan	73,196	437,511
Net Cash Flows from Financing Activities	64,350	469,665

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(219)	(57,044)
Net Cash Flows used in Investing Activities	(219)	(57,044)

Net Cash Flows	(140,878)	33,509

Effects of Exchange Rate on Cash	(94)	1,298

Cash and Cash Equivalents – Beginning of Period	175,779	-
Cash and Cash Equivalents – End of Period	$34,807	$34,807

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals Inc. and its subsidiaries ("Mopals" or the “Company”) were incorporated August 7, 2012 and are organized under the laws of the State of Nevada.

Mopals operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Inc. (an Ontario, Canada company).  The planned operations of the Company consist of becoming a social media rewards platform in Canada and the United States.

Mopals entered into a share exchange agreement which closed on March 26, 2013 with Mopals.com, Inc. (formerly MortgageBrokers.com Holdings Inc.)  Pursuant to the terms of share exchange agreement, the parties agreed to the following:

1.
Mopals.com, Inc. agreed to issue 50,000,000 shares of the Company’s common stock, par value $0.0001 per share, in exchange for 100% of the issued and outstanding equity securities of Mopals Inc.(Nevada).

2.
Immediately prior to the execution of the Share Exchange, the Company entered into an Agreement of Sale, dated March 26, 2013 pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canadian corporation, all of the Company’s equity interest in the Company’s mortgage brokerage business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.

2.	BASIS OF PRESENTATION

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 Accounting and Reporting by Development Stage Enterprises.  The disclosures required by ASC 915 include that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Accumulated Losses from inception to March 31, 2013 total $367,889.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

MOPALS.COM, INC.
 (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary.  All inter-company transactions and balances have been eliminated upon consolidation.

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents at financial institutions which may exceed federally insured amounts.

Comprehensive Income or Loss

The Company adopted ASC 220-10, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of stockholders’ deficit, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with ASC 715-10.  ASU 2011-05 requires the presentation of other comprehensive income to be in a single, continuous statement or in two separate, but consecutive statements.  The Company presents in a single, continuous statement.

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

There were no dilutive financial instruments for the period from August 7, 2012 (inception) to March 31, 2013.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2013, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

In accordance with ASC 820-10, “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Equipment

Equipment is stated at cost.  Depreciation is calculated using the following annual rates and methods based on the estimated useful lives of the assets:

Computer Hardware	30% declining
Computer Software	30% declining
Furniture and Equipment	20% declining

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes pursuant to ASC 740-10, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities as well as the loss carry-forward that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  The accounting estimate that requires management’s most significant judgment is the measurement of accrued liabilities.

Foreign Currency Translation

Exchange differences arising on the translation of non-monetary items carried at fair value are included in profit or loss for the period except for the differences arising on the translation of non-monetary items in respect of which gains and losses are recognized directly in equity.  Exchange differences arising from such non-monetary items are also recognized directly in equity.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on form 10 K for the year ended December 31, 2012 as filed with the SEC.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) are necessary to present fairly the financial position of the Company as of March 31, 2013 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

5.	EQUIPMENT

The net book value of property, plant & equipment as of March 31, 2013 was as follows:

	Cost	Amortization	Net Book Value March 31, 2013	Net Book Value December 31 ,2012
Computer Hardware	13,955	1,581	12,374	13,398
Computer Software	32,588	2,427	30,162	32,367
Furniture & Equipment	10,089	968	9,121	9,557
Total	56,632	4,976	51,657	55,322

Depreciation expense since August 7, 2013 (inception) amounted to $4,988 including depreciation expenses for computer hardware and furniture and equipment.

6.	ADVANCES FROM SHAREHOLDER

As of March 31, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $437,511 to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

As at March 31, 2013, the Company had agreements to continue leasing office space.  The schedule below outlines the expected remaining lease payments over the life of the lease:

2013	$73,251
2014	$24,417

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.001.

b) Issued

41,000,000 Shares were issued at par value on August 7, 2012 (inception).

9.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000.  On March 31, 2013, the balance of the subscription receivable was $2,250,000.

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

10.	LOSS PER SHARE

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding.  The Company calculates diluted earnings per common share in the same manner as basic, except the weighted-average number of diluted common shares outstanding in the denominator is used, when the stock options and warrants are not anti-dilutive.

March 31, 2013
Weighted average number of common shares outstanding	41,000,000
Weighted-average number of diluted common shares outstanding	41,000,000

11.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-20, (formerly SFAS No. 109).  ASC 740-20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740-20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As of March 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

12.	SUBSEQUENT EVENTS

In April 2013, the Company issued 1,294,993 common shares to the original shareholders of Mopals.com Inc. (Formerly MortgageBrokers.com Holdings, Inc.) pursuant to the Share Exchange Agreement detailed in Note 1.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2013 and notes thereto appearing elsewhere in this Form 10-Q.

Overview

Mopals was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc.  In February 2005, articles of amendment were filed with the State of Delaware changing the name of our Company to MortgageBrokers.com Holdings, Inc. and thereafter operated as a mortgage brokerage in Canada.  On March 26, 2013 articles of amendments were filed with the State of Delaware changing the name of our Company to Mopals.com, Inc. pursuant to execution of an asset spin out and shareholder loan cancellation agreement and subsequent execution of a share exchange agreement.  Pursuant to the terms of the exchange agreement, the Company acquired 100% of the issued and outstanding equity securities of Mopals Inc., a Nevada private corporation, in exchange for the issuance of 50,000,000 shares of the Company’s common stock.

Mopals carries out business through its wholly owned subsidiary, Mopals Canada Inc.  Mopals Canada Inc. (formerly IQIC.com Inc.) was incorporated federally in Canada on August 7, 2012.

Mopals is a development stage internet and mobile brand loyalty social media company.

As at March 31, 2013, our Company had one (1) full-time employee and nine (9) independent contractors.

The Company’s corporate offices are located at 294 Richmond Street East, Suite 200, Toronto, Ontario, CANADA, M5A 1P5.  Our current contact information for our Ontario office is telephone number: (416) 362-4888.  Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended March 31, 2013

Consistent with the launch of a development stage company, Mopals had no reported revenue in our first quarter in 2013.

The Company’s reported operating expenses during the period were $204,652.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	65% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees.

●	19% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	14% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Liquidity and Capital Resources

At March 31, 2013, we had $34,807 in cash, $50,518 in prepaid expenses and $51,657 in equipment, computer software, computer hardware and furniture for a total of $136,981 in assets.  Comparatively as at December 31, 2012, we had $175,799 in cash and $32,317 in prepaid expenses and $55,322 in equipment and furniture for a total of $263,438 in assets.

At March 31, 2013, we had $19,383 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $129 in subscription payables for common stock of the Company and $437,511 in loans payable to the Company’s principal shareholder for a total of $471,947 in liabilities.  Comparatively as at December 31, 2012, we had $20,348 in accounts payable and accrued liabilities and $364,315 in loans payable to the Company’s principal shareholder for a total of $384,663 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

●	The Company’s cash position decreased by approximately 80% over the first three months of 2013 associated with the following:

o
the Company lost $205,012 in cash from operating activities over the first three months of 2013.  As a development stage company, Mopals has no revenue yet while it is building its products and services , hires software development, marketing and sales staff and establishes market partners to help our business; and,

o	the Company gained $62,991 in cash from financing activities over the first three months of 2013 as we received funds from our principal shareholder.

The Company reported a net loss from operations for the first three months of 2013 of $204,652 with a net decrease in cash from operating and investing activities of $142,021 during the same period.  The Company needs to raise additional capital to fund our development stage company activities and to position the company for a market launch of its planned products and services.

In the event that the Company runs out of available working capital resources or experiences an unforeseen impact to cash flow, our Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.

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

For the three months reporting period ended March 31, 2013, the Company reported a net loss from operations of $204,652 with a net decrease in cash from operating, investing and financing activities of $140,972 during the same period.  Since inception to March 31, 2012, the Company reported a net loss from operations of $367,889.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing.  Management’s plan is to secure additional working capital funds through future debt or equity financings.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
99.1	Condensed interim financial statements of our discontinued and sold operations, for the period ended March 31, 2013
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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
Alex Haditaghi
Principal Executive Officer,
Principal Accounting Officer,
President, Secretary and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated: May 17, 2013