Form 10-Q
period 2013-06-30
MOPALS.COM, INC.
filed 2013-08-19
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2013
Common Stock, $0.0001 par value	51,294,993

MOPALS.COM, INC.
(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-8.

MOPALS.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)
(A Delaware Corporation)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statement of Operations	F-2

Condensed Consolidated Statement of Cash Flows	F-3

Notes to the Condensed Consolidated Financial Statements	F-4 to F-8

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	June 30,	December 31,
	2013	2012
ASSETS
Cash	$542,712	$175,799
Prepaid & Other Assets	62,112	32,317
Total Current Assets	604,824	208,116

Equipment, net (note 5)	47,752	55,322
Total Assets	$652,576	$263,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	21,762	20,348
Share Based Accrual	14,924	-
Shares to be Issued	129	-
Loans from Shareholder (note 6)	630,407	364,315
Total Liabilities	$667,222	$384,663
Commitments and Contingencies (note 7)

Capital Stock; par value $0.001, 100,000,000 shares authorized, 42,920,000 issued & outstanding (Note 8)	42,920	41,000
Shares Subscribed (Note 9)	1,770,000	2,250,000
Share Subscriptions Receivable (Note 9)	(1,770,000)	(2,250,000)
Additional Paid In Capital	469,105	-
Deficit Accumulated During the Development Stage	(548,804)	(163,237)
Accumulated Other Comprehensive Income	22,133	1,012
Total Stockholders’ Deficit	$(14,646)	$(121,225)

Total Liabilities and Stockholders’ Deficit	$652,576	$263,438
The accompanying notes are an integral part of these financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

	For the Six Months Ended	For the Three Months Ended	For the Period from Inception August 7, 2012 to
	June 30, 2013	June 30, 2013	June 30, 2013

REVENUES	$-	$-	$-

EXPENSES
Consultants & Contractors	263,671	131,279	380,049
General & Administrative Expenses	63,646	24,714	84,618
Occupancy Costs	50,829	21,387	75,613
Depreciation	7,420	3,536	8,524
Total Expenses	$385,566	180,916	548,804

NET (LOSS)	$(385,566)	$(180,916)	$(548,804)

Total Other Comprehensive Income
Foreign Currency Translation Adjustment	22,133	22,247	23,145

Total Comprehensive (Loss)	$(363,433)	$(158,669)	$(525,659)

Net (Loss) per share – Basic and Diluted (note 10)	$(0.01)	$-	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted During the Period	41,000,000	41,000,000	41,000,000

The accompanying notes are an integral part of these financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

		For the Period
	For the Period	August 7, 2012
	Ended	(inception) to
	June 30, 2013	June 30, 2012
Cash Flows used in Operating Activities
Net (Loss)	$(385,566)	(548,803)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,420	8,523
Increase in Accounts Payable & Accrued Liabilities	1,414	21,762
Increase in Prepaids & Other Assets	(29,794)	(62,112)
Increase in Share Compensation Accrual	14,924	14,924
Net Cash Flows used in Operating Activities	(391,602)	(565,706)

Cash Flows from Financing Activities
Shares Issued and Shares to be Issued	2,049	43,049
Additional Paid In Capital Adjustment	469,105	469,105
Increase in Shareholders’ Loan	266,092	630,407
Net Cash Flows from Financing Activities	737,246	1,142,561

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(2,678)	(55,957)
Net Cash Flows used in Investing Activities	(2,678)	(55,957)

Net Cash Flows	$342,966	520,898

Effects of Exchange Rate on Cash	23,967	21,814

Cash and Cash Equivalents – Beginning of Period	175,779	-
Cash and Cash Equivalents – End of Period	$542,712	542,712

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals.com, Inc. and its subsidiaries were incorporated August 7, 2012 and are organized under the laws of the State of Delaware.

Mopals operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Inc. (an Ontario, Canada company).   The planned operations of the Company consist of becoming a social media rewards platform in Canada and the United States.

On March 26, 2013, (the “Closing Date”), MortgageBrokers.com Holdings, Inc. (the “Company”, “we”, “our”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company; (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”); and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”). Following the Share Exchange, the Company changed its name  to MoPals.com, Inc.

Immediately prior to and concurrent with execution of the Share Exchange, the Company entered into a certain Agreement of Sale dated March 26, 2013 (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canada Corporation, all of the Company’s equity interest in the Company’s mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s mortgage brokers business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.  Pursuant to the Agreement of Sale, the Company’s Principal Shareholder forfeited all rights to any monies owed to the Company Principal Shareholder by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation.”)

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Accumulated Losses from inception to June 30, 2013 total $548,804.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

There were no dilutive financial instruments for the period from August 7, 2012 (inception) to June 30, 2013.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of June 30, 2013, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

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

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Foreign Currency Translation

Mopal’s functional currency is in Canadian Dollars and it maintains its books and records in Canadian Dollars, the Company’s financial statements are converted to U.S. Dollars.  The translation method used is the current rate method.  Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenue and expenses are translated at average rates for the reporting period.  Due to the fact that itms in the financial statements are being translated at different rates according to their nature, a translation adjustment is created.  This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2013	December 31, 2012
Periode End CAD-USD exchange rate	$0.9508	$1.0051
Average period CAD-USD exchange rate	$0.9844	$1.0115

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of June30, 2012 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

5.	EQUIPMENT

The net book value of property, plant & equipment as of June 30, 2013 was as follows:

	Cost	Amortization	Net Book Value
Computer hardware	15,737	2,343	13,394
Computer Software	30,712	4,527	26,185
Furniture & Equipment	9,508	1,335	8,173
Total	$55,957	$8,205	$47,752

Depreciation expense since August 7, 2013 (inception) amounted to $8,524 including depreciation expenses for computer hardware, computer software and furniture and equipment.

6.	ADVANCES FROM SHAREHOLDER

As of June 30, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $630,407 to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

As at June 30, 2013, the Company had agreements to continue leasing office space.  The schedule below outlines the expected remaining lease payments over the life of the lease:

2014	$73,251
2015	$0

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.001.

b) Issued

41,000,000 Shares were issued at par value on August 7, 2012 (inception).  During the quarter, 1,920,000 common shares subscribed for  at 25 cents per share were received and issued, but as of the statement date, had not yet been delivered.

9.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000.  On June 30, 2013, the balance of the subscription receivable was $1,770,000.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

June 30, 2013
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

As of December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three and six month period ended June 30, 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Mopals.com, Inc. was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc.  In February of 2005, articles of amendment were filed with the State of Delaware changing the name of our company to MortgageBrokers.com Holdings, Inc. and thereafter, operated as a mortgage brokerage in Canada.  On March 26, 2013, articles of amendments were filed with the State of Delaware changing the name of our company to Mopals.com, Inc. pursuant to execution of an asset spin out and shareholder loan cancellation agreement and subsequent execution of a share exchange agreement.  Pursuant to the terms of the share exchange agreement, the Company acquired 100% of the issued and outstanding equity securities of Mopals Inc., a Nevada private corporation, in exchange for the issuance of 50,000,000 shares of the Company’s common stock.

Mopals carries out all business through its wholly owned subsidiary, Mopals Canada Inc. Mopals Canada Inc. (formerly IQIC.com Inc.) was incorporated federally in Canada on August 7, 2012.

Mopals is a development stage internet and mobile based social media brand loyalty company.  Mopals is currently beta testing the first version of our web and mobile software application for both the iOS and Android mobile device operating systems.  It is our intent that the Mopals technology platform under development will allow consumers to earn incentives for their spending and referral behavior with retail businesses and allow retail businesses to build their customer base and enhance customer experiences through promotional programs.  Our consumer incentives are centered around MoMiles (our points based incentive and currency) for a number of online and ‘in-store’ behaviors within a consumer’s social network including rewards for promotional participation; ‘liking’, sharing or reviewing an experience at a business; referring business promotions; creating content driving polls; or referring friends to join the Mopals community.  Mopals aims to be a leader in how brands inspire customer loyalty, driving online, brand enhancing behavior and sales.  It is our aim that our technology platform will enable businesses to connect with their customers, giving them a cost effective means to encourage and reward brand enhancing behavior.  It is our intent that our proprietary platform ‘IQ Engine’ under development will also allow businesses to receive data associated with their consumer’s behavior from which they might target offers and marketing strategies.

Following our product launch, it is Mopal’s plan to earn revenue from business subscriptions to receive ongoing consumer data and as well as from receiving a percentage of promotion-based sales revenue from participating businesses.

In additional to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoMiles points sold, the total number of consumers signed up and making use of the Mopals platform and the number of retail businesses who sign on to and offer promotions through the Mopals community.

On July 17, 2013, the board of directors (the “Board”) of the Company increased its size from one (1) to three (3) members and appointed Ralph Lean and Todd Halpern as members of the Board. Ralph Lean was appointed as chairman of the Board and Todd Halpern as Vice Chairman of the Board and Chairman of the Board’s Compensation Committee. On July 23, 2013 the Board increased its size from three (3) to four (4) and appointed and Luce Veilleux as a member of the Board. Biographical information for Messrs. Halpern, Lean, and Veilleux is available on the Company’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2013.

As of June 30, 2013, our company had twelve (12) full-time employees and eighteen (18) independent contractors.

The Company’s corporate offices are located at 294 Richmond Street East, Suite 200, Toronto, Ontario, CANADA, M5A 1P5.  Our current contact information for our Ontario office is telephone number: (416) 362-4888.  Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended June 30, 2013

Mopals had no reported revenue in our second quarter of 2013.

The Company’s reported operating expenses during the three month period ending June 30, 2013 were $180,916.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	72.6% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees.

●	13.7% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	11.8% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Six months ended June 30, 2013

Mopals had no reported revenue in the six month period ending June 30, 2013.

The Company’s reported operating expenses during the six month period ending June 30, 2013 were $385,566.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	68.4% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees.

●	16.5% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	13.2% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Liquidity and Capital Resources

At June 30, 2013, we had $542,712 in cash, $62,112 in prepaid expenses and $47,752 in equipment, computer software, computer hardware and furniture for a total of $652,576 in assets.  Comparatively as at December 31, 2012, we had $175,799 in cash and $32,317 in prepaid expenses and $55,322 in equipment and furniture for a total of $263,438 in assets.

At June 30, 2013, we had $21,762 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $2,049 in subscription payables for common stock of the Company and $630,407 in loans payable to the Company’s principal shareholder for a total of $669,142 in liabilities.  Comparatively as at December 31, 2012, we had $20,348 in accounts payable and accrued liabilities and $364,315 in loans payable to the Company’s principal shareholder for a total of $384,663 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

●	The Company’s cash position increased by approximately 208.7% over the first six months of 2013 associated with the following:

o
the Company lost $391,602 in cash from operating activities over the first six months of 2013.  As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

o
the Company gained $737,246 in cash from financing activities over the first six months of 2013 as we received funds from our principal shareholder  in the amount of $266,092 and received $480,000 from the sale proceeds selling 1,920,000 at a share price of $0.25.

The Company reported a net cash flow loss from operating activities for the first six months of 2013 of $391,602 with a net increase in cash from financing and investing activities of $734,568 during the same period for a net positive cash flow of 342,966 into the Company during the period.  The Company needs to raise additional capital to fund our development stage company activities and to position the company for a market launch of its planned products and services to generate revenue before the existing capital resources are fully utilized.

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

For the six month reporting period ended June 30, 2013, the Company reported a net loss from operations of $385,566 with a net increase in cash from operating, investing and financing activities of $342,966 during the same period.  Since inception to June 30, 2013, the Company reported a net loss from operations of $548,804.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six month period ending June 30, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, 1,920,000 common shares subscribed for at 25 cents per share were received and issued to two investors, but as of the filing date, had not yet been delivered.. Both investors are children of Todd Halpern, a member of our Board.  The proceeds of these sales were used to augment working capital resources for normal operations of this development sate Company.

The issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated: August 19, 2013