Form 10-Q
period 2013-09-30
MOPALS.COM, INC.
filed 2013-11-19
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2013
Common Stock, $0.0001 par value	51,569,993

MOPALS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-9.

MOPALS.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)
(A Delaware Corporation)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statement of Operations	F-2

Condensed Consolidated Statement of Cash Flows	F-3

Notes to the Condensed Consolidated Financial Statements	F-4 to F-9

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash	$38,406	$175,799
Prepaid & Other Assets	112,069	32,317
Total Current Assets	150,475	208,116

Equipment, net (note 5)	49,709	55,322
Total Assets	$200,184	$263,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	22,560	20,348
Share Based Accrual	14,924	-
Shares to be Issued	129	-
Loans from Shareholder (note 6)	566,200	364,315
Total Liabilities	$603,813	$384,663
Commitments and Contingencies (note 7)

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 42,920,000 issued & outstanding (Note 8) as of September 30, 2013 and 41,000,000 as of December 31, 2012	42,920	41,000
Shares Subscribed (Note 9)	1,770,000	2,250,000
Share Subscriptions Receivable (Note 9)	(1,770,000)	(2,250,000)
Additional Paid In Capital	469,105	-
Deficit Accumulated During the Development Stage	(936,360)	(163,237)
Accumulated Other Comprehensive Income	20,706	1,012
Total Stockholders’ Deficit	$(403,629)	$(121,225)

Total Liabilities and Stockholders’ Deficit	$200,184	$263,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended	For the Three Months Ended	For the Period from Inception August 7, 2012 to
	September 30, 2013	September 30, 2013	September 30, 2013

REVENUES	$-	$-	$-

EXPENSES
Consultants & Contractors	456,545	192,874	572,923
General & Administrative Expenses	230,844	167,198	251,816
Occupancy Costs	74,887	24,058	99,671
Depreciation	10,846	3,426	11,950
Total Expenses	$773,122	387,556	936,360

NET (LOSS)	$(773,122)	$(387,556)	$(936,360)

Total Other Comprehensive Income
Foreign Currency Translation Adjustment	19,694	(2,439)	20,706

Total Comprehensive (Loss)	$(753,429)	$(389,995)	$(915,654)

Net (Loss) per share – Basic and Diluted (note 10)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding – Basic and Diluted During the Period	41,480,000	42,920,000	41,411,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period
	For the Nine	August 7, 2012
	Months Ended	(inception) to
	September 30, 2013	Sept 30, 2012
Cash Flows used in Operating Activities
Net (Loss)	$(773,122)	(936,360)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	10,846	11,987
Increase in Accounts Payable & Accrued Liabilities	2,212	22,561
Increase in Prepaids & Other Assets	(79,752)	(112,069)
Increase in Share Compensation Accrual	14,924	14,924
Net Cash Flows used in Operating Activities	(824,892)	(998,957)

Cash Flows from Financing Activities
Shares Issued	1,920	42,920
Shares to be issued	129	129
Additional Paid In Capital Adjustment	469,105	469,105
Increase in Shareholders’ Loan	201,885	566,200
Net Cash Flows from Financing Activities	673,039	1,078,354

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(4,421)	(61,543)
Net Cash Flows used in Investing Activities	(4,421)	(61,543)

Net Cash Flows	$(156,274)	17,853

Effects of Exchange Rate on Cash	18,901	20,553

Cash and Cash Equivalents – Beginning of Period	175,779	-
Cash and Cash Equivalents – End of Period	$38,406	38,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1. NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals.com, Inc. (“Mopals” or the “Company”) was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc.  In February of 2005, articles of amendment were filed with the State of Delaware changing the name of our company to MortgageBrokers.com Holdings, Inc. and thereafter, operated as a mortgage brokerage in Canada.

Mopals carries out all business through its wholly owned subsidiary, Mopals Canada Inc.  Mopals Canada Inc. (formerly IQIC.com Inc.) was incorporated federally in Canada on August 7, 2012.

On March 26, 2013, (the “Closing Date”), Mopals.com, Inc. (f/k/a MortgageBrokers.com Holdings, Inc.) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company; (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”); and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”). Following the Share Exchange, the Company changed its name to MoPals.com, Inc.

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

3. GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Accumulated Losses from inception to September 30, 2013 total $936,360.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There were no dilutive financial instruments for the period from August 7, 2012 (inception) to September 30, 2013.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2013, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2013	December 31, 2012
Period End CAD-USD exchange rate	$0.9706	$1.0051
Average period CAD-USD exchange rate	$0.9770	$1.0115

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2012 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of September 30, 2013 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

5. EQUIPMENT

The net book value of property, plant & equipment as of September 30, 2013 was as follows:

	Cost	Accumulated Depreciation	Net Book Value
Computer hardware	20,486	3,199	17,287
Computer Software	31,351	6,862	24,489
Furniture & Equipment	9,706	1,773	7,933
Total	$61,543	$11,834	$49,709

Depreciation expense since August 7, 2013 (inception) amounted to $11,834 including depreciation expenses for computer hardware, computer software and furniture and equipment.  For the nine months ending September 30, 2013, depreciation expense was $10,846.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

6. ADVANCES FROM SHAREHOLDER

As of September 30, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $566,200 to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.  In comparison, as of December 31, 2012, the controlling shareholder and Chief Executive Officer of the Company had advanced $364,315 to fund the working capital of the Company.

7. COMMITMENTS & CONTINGENCIES

As at September 30, 2013, the Company had agreements to continue leasing office space.  The schedule below outlines the expected remaining lease payments over the life of the lease (expires March 31, 2014):

2014	$49,078
2015	$0

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8. CAPITAL STOCK

a) Authorized

100,000,000 shares of common stock with a par value of $0.0001.

b) Issued

41,000,000 shares of our common stock were issued at par value on August 7, 2012 (inception).  1,920,000 shares of common stock were issued against a share subscription at a price of 25 cents per share on December 21, 2012.

9. SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company’s common stock for 25 cents per share to private investors for subscriptions receivable of $2,250,000.  On September 30, 2013, the balance of the subscription receivable was $1,770,000.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
Weighted average number of common shares outstanding	41,480,000	42,920,000
Weighted-average number of diluted common shares outstanding	41,480,000	42,920,000

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

As of September 30, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

12. SUBSEQUENT EVENT

Subsequent to the quarter end, 960,000 shares of the Company’s common stock were agreed to be issued against the same share subscription at 25 cents per share, but as of the statement date, had not yet been delivered.  The Company has received further $250,000 towards subscriptions receivable.  The subscription receivable balance is $1,520,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three and nine month period ended September 30, 2013.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Mopals.com, Inc. was incorporated under the laws of Delaware on February 6, 2003 as MagnaData, Inc.  In February of 2005, articles of amendment were filed with the State of Delaware changing the name of our company to MortgageBrokers.com Holdings, Inc. and thereafter, operated as a mortgage brokerage in Canada.  On March 26, 2013, articles of amendments were filed with the State of Delaware changing the name of our company to Mopals.com, Inc. pursuant to execution of an asset spin out and shareholder loan cancellation agreement and subsequent execution of a share exchange agreement.  Pursuant to the terms of the share exchange agreement, the Company acquired 100% of the issued and outstanding equity securities of Mopals Inc. (“Mopals (Nevada)”), a Nevada private corporation, in exchange for the issuance of 50,000,000 shares of the Company’s common stock.

Mopals carries out all business through its wholly owned subsidiary, Mopals Canada Inc.  Mopals Canada Inc. (formerly IQIC.com Inc.) was incorporated federally in Canada on August 7, 2012.

Mopals is a development stage internet and mobile based social media brand loyalty company.  Mopals is currently beta testing the first version of our web and mobile software application for both the iOS and Android mobile device operating systems.  It is our intent that the Mopals technology platform under development will allow consumers to earn incentives for their spending and referral behavior with retail businesses and allow retail businesses to build their customer base and enhance customer experiences through promotional programs.  Our consumer incentives are centered around MoCoins (our points based incentive and currency) for a number of online and ‘in-store’ behaviors within a consumer’s social network including rewards for promotional participation; ‘liking’, sharing or reviewing an experience at a business; referring business promotions; creating content driving polls; or referring friends to join the Mopals community.  Mopals aims to be a leader in how brands inspire customer loyalty, driving online, brand enhancing behavior and sales.  It is our aim that our technology platform will enable businesses to connect with their customers, giving them a cost effective means to encourage and reward brand enhancing behavior.  It is our intent that our proprietary platform ‘IQ Engine’ under development will also allow businesses to receive data associated with their consumer’s behavior from which they might target offers and marketing strategies.

Following our product launch, it is Mopal’s plan to earn revenue from business subscriptions to receive ongoing consumer data and as well as from receiving a percentage of promotion-based sales revenue from participating businesses.

In additional to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoCoins points sold, the total number of consumers signed up and making use of the Mopals platform and the number of retail businesses who sign on to and offer promotions through the Mopals community.

As of September 30, 2013, the Company had fourteen (14) full-time employees and eighteen (18) independent contractors.

The Company’s corporate offices are located at 294 Richmond Street East, Suite 200, Toronto, Ontario, CANADA, M5A 1P5.  Our current contact information for our Ontario office is telephone number: (416) 362-4888.  Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended September 30, 2013

Mopals had no reported revenue in our third quarter of 2013.

The Company’s reported operating expenses during the three month period ending September 30, 2013 were $387,556.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	49.8% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees.

●	43.1% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	6.2% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Our net loss for the three months ended September 30, 2013 was $387,556.

Nine months ended September 30, 2013

Mopals had no reported revenue in the nine month period ending September 30, 2013.

The Company’s reported operating expenses during the nine month period ending September 30, 2013 were $773,122.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	59.1% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees.

●	29.9% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	9.7% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Our net loss for the nine months ended September 30, 2013 was $773,122. For the period August 7, 2012 (inception) through September 30, 2013, our net loss was $936,360.

Liquidity and Capital Resources

At September 30, 2013, we had $38,406 in cash, $112,069 in prepaid expenses and $49,709 in equipment, computer software, computer hardware and furniture for a total of $200,184 in assets.  Comparatively as at December 31, 2012, we had $175,799 in cash and $32,317 in prepaid expenses and $55,322 in equipment and furniture for a total of $263,438 in assets.

At September 30, 2013, we had $22,560 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $129 in subscription payables for common stock of the Company and $566,200 in loans payable to the Company’s principal shareholder for a total of $603,813 in liabilities.  Comparatively as at December 31, 2012, we had $20,348 in accounts payable and accrued liabilities and $364,315 in loans payable to the Company’s principal shareholder for a total of $384,663 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

•	The Company’s cash position decreased by approximately 78.1% over the first nine months of 2013 associated with the following:

o
the Company used $824,892 in cash for operating activities over the first nine months of 2013.  As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

o
the Company received $673,039 in cash from financing activities over the first nine months of 2013 as we received funds from our principal shareholder in the amount of $201,885 and received $469,105 from the subscription receivable.

The Company reported a net cash flow utilization from operating activities for the first nine months of 2013 of $824,892 with a net increase in cash flow from financing activities of $673,039 and a net negative cash flow from the purchase of capital equipment of $4,421 during the same period for an overall net negative cash flow of 156,274 out of the Company during the period.

The Company needs to raise additional capital to fund our development stage Company activities and to position the Company for a market launch of its planned products and services to generate revenue before the existing capital resources are fully utilized.

In the event that the Company runs out of available working capital resources or experiences an unforeseen negative impact to cash flow, our Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs.  There is no certainty that there will be a market for the Company’s capital stock.

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

For the nine months reporting period ended September 30, 2013, the Company reported a net loss from operations of $773,122 with a net decrease in cash from operating, investing and financing activities of $156,274 during the same period.  Since inception to September 30, 2013, the Company reported a net loss from operations of $936,360.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing. Management’s plan is to secure additional working capital funds through future debt or equity financings.  There is no certainty that there will be a market for the Company’s capital stock.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine month period ending September 30, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Note Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

Dated: November 19, 2013