Form 10-K
period 2013-12-31
MOPALS.COM, INC.
filed 2014-04-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File number: 333-105778

MOPALS.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Atlantic Avenue, Suite 308 Toronto, Ontario, CANADA,	M6K 1X4
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (416) 362-4888

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $5,080,718.

Number of the registrant’s common stock outstanding as of April 15, 2014: 51,819,993

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

PART I

Item 1.  Business

Overview

MoPals.com, Inc. (f/k/a MortgageBrokers.com Holdings, Inc. which was f/k/a MagnaData, Inc.) (the “Company”, “we”, “our” or “us”), a development stage company, was incorporated under the laws of Delaware on February 6, 2003.  In February 2005, we filed articles of amendment with the State of Delaware changing the name of our Company from MagnaData, Inc. to MortgageBrokers.com Holdings, Inc.  On March 26, 2013, we filed articles of amendment with the State of Delaware changing the name of our Company to MoPals.com, Inc.

Discontinued Operations of Mortgage Brokerage Business

Prior to March 26, 2013, the Company operated as a mortgage brokerage in Canada through its four subsidiaries:  MortgageBrokers.com Inc. (an Ontario Canada provincially incorporated company that held licensure for operating as a mortgage broker in the Province of Ontario); MortgageBrokers.com Financial Group of Companies Inc. (a Canadian federally incorporated company, which held licenses for operating as a mortgage broker in the Provinces of Newfoundland, Nova Scotia, New Brunswick, Prince Edward Island, Alberta and British Columbia); MBKR Holdings Inc. (a Canadian federally incorporated company through which the Company centralized back office services in Canada); and, MBKR Franchising Inc. (a Canadian federally incorporated company, through which the Company acted as a franchisor in Canada of the MortgageBrokers.com business system).

As noted in prior filings and disclosures, the Company had been actively exploring restructuring options to reduce Company overhead expenses.  Based upon the 2011 and 2012 year-end financial results of operations and losses of cash from operating activities, the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada and the increasingly high costs associated with administering a publicly traded company, the Director of the Company decided to privatize and wind down the Canadian operations (the “Mortgage Brokerage Business”) through a sale to a private company under common control ( collectively, the “Mortgage Brokerage Privatization”).  In an effort to reduce overhead costs, and in exchange for the provision of ongoing working capital deficit funding, in late 2010, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  Over 2012, in an effort to further reduce overhead expenses and in preparation for the inevitable Mortgage Brokerage Privatization, all brokerage services including mortgage brokerage licensure, branding, mortgage agent back office operations, training and technology platforms were transitioned to the same related party company in the latter half of 2012.  The Company’s subsidiaries did not renew their provincial mortgage brokerage licensure in the various jurisdictions where they operate and as at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage.

All business activities of the Company in the first quarter of 2013 were related to executing the Mortgage Brokerage Privatization including activities related to the contemplated Mortgage Brokerage Privatization; activities related to the administration of the publicly reporting entity; and administration of the business including management of trades payables.

On March 26, 2013, the Company entered into an Agreement of Sale(the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canadian Corporation under the control of Alex Haditaghi, the Company’s sole officer and director, and principal shareholder , all of the Company’s equity interest in the Company’s former Mortgage Brokerage Business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s former Mortgage Broker Business, including, but not limited to all commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.  Pursuant to the Agreement of Sale, the Mr. Haditaghi forfeited all rights to any monies owed to Mr. Haditaghi by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation”).

Operations of MoPals.com, Inc.

On March 26, 2013, immediately following the Spin Out and Cancellation, the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi  and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”).

MoPals (Nevada) was incorporated in the State of Nevada on November 6, 2012.

IQIC.com Inc. (“IQIC”) was incorporated federally in Canada on August 7, 2012.  On November 7, 2012, IQIC filed Articles of Amendment to its Articles of Incorporation to change its name to “MoPals Canada Inc.” (“MoPals Canada Inc.”).  Prior to March 26, 2013, MoPals Canada Inc. was a wholly-owned subsidiary of MoPals (Nevada).  Pursuant to execution of the Exchange Agreement, MortgageBrokers.com Holdings, Inc. acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) and subsequently changed its name to MoPals.com, Inc. (also “MoPals” for references regarding events after March 26, 2013).

At Present, all of MoPals’ operations are conducted through our Canadian subsidiary, MoPals Canada Inc.

Description of MoPals’ Business

MoPals is a development stage company which currently devotes all of its resources developing its business and marketing plans, raising investment capital, hiring staff and building its service technology platform.

MoPals Service, Distribution and Market

MoPals is building an internet and mobile brand loyalty application and service that the Company believes will bridge the gap between social media and loyalty rewards.  It is management’s opinion that our service will be unique as the world’s first community-driven, crowd sourced loyalty platform.  With a mobile-based, experiential and Big Data-driven platform, it is our intent to reward our members for both social and transactional behaviors.  It is our plan that MoPals will use an exclusive digital currency, called ‘MoCoins™’, to foster a community where consumers are rewarded for making purchases at participating businesses, as well as engaging in a wide range of social media activities that enhance brand value.

Our consumer behavior incentives are centered around MoCoins™ which are earned by members for a number of online and ‘in-store’ behaviors within a consumer’s social network including rewards for promotional participation; ‘liking’, sharing or reviewing an experience at a business; referring business promotions; creating content driving polls; or referring friends to join the MoPals community.  MoPals aims to be a leader in how brands inspire customer loyalty, driving online brand enhancing behavior and sales.

It is our aim that our technology platform will enable businesses to connect with their customers, giving businesses a cost effective means to encourage and reward brand enhancing behavior.  It is our intent that our proprietary platform under development will also allow businesses to receive data associated with their consumer’s behavior from which they might target promotional offers and marketing strategies.

Following our service launch, our plan is that MoPals will generate revenue from:

1.	participating merchant subscriptions to receive ongoing consumer data; and

2.	receiving a percentage of promotion-based sales revenue from participating businesses.

In additional to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoCoins™ issued or accrued, the number of registered members, number and types of promotional items sold, member retention via repeat engagement and the number of retail businesses who sign on to and offer promotions through the MoPals community.

The Company plans to initially launch its service in Ontario, Canada and expand to other parts of Canada shortly thereafter with a plan to actively penetrate the USA marketplace in the third quarter of 2014.

Current Market Conditions

The Company believes that MoPals bridges both the ‘Social Media’ and ‘Loyalty Program’ market places.

Social Media

The Company has observed significant growth in sales and users for market dominant social media companies over the past three to five years.  Facebook Inc., for example, has seen their gross revenue grow from $1.97 billion in 2010 to $7.87 billion in 2013 (Annual Financial Reports, Facebook Inc., 2010 – 2013) – approximately 300% over three years.  Twitter Inc.’s gross revenue has grown from $106 million in 2011 to $665 million in 2013 (Annual Financial Reports, Twitter Inc., 2011 – 2013) - approximately 525% over two years.

According to emarketer.com in a June 18, 2013 on-line article, social media company sales and profits are closely linked to the number of users on the platform.  The amount of global social network users was estimated at 1.73 billion people in 2013, up 18% from 2012.  Social networking reaches nearly one in four people around the world.  According to Emily Adler as published on businessinsider.com on January 5, 2014, social media users are highly engaged.  Social is now the top Internet activity: Americans spend an average of 37 minutes daily on social media, a higher time-spend than any other major Internet activity including email.

Loyalty Programs

The Company believes that the loyalty program industry, a generally mature market space, can be characterized by high growth rates and innovative ideas.

According to an article by McKinsey & Company published in Business Insider on March 21, 2014, the loyalty program industry growth rate still remains strong, even with customers already belonging to a large amount of programs.  In the United States alone, loyalty memberships have been increasing by the annual compound rate of 8.7% since 2000 and the total loyalty program members in the U.S. are estimated at 2.5 billion in 2012.  However, the amount of active loyalty memberships (meaning members had engaged at least once in the past 12 months) appears to be declining and was measured at 44% in 2012.

According to McKinsey & Company, many companies have been successfully innovating in the loyalty space.  One such example is Target Corporation, which uses the data gained from their loyalty program to focus on highest-value consumers such as future moms.  Another example is Sainsbury PLC, which built partnerships among many different retailers to deliver strong value to its loyalty program members.  Both companies’ success in the loyalty space is attributed to their innovations.

Competitive Market Conditions

In industries as valuable as Social Media and Loyalty, there are many large competitors with dominant market share positions.

The four main competitors to MoPals are Yelp Inc., Foursquare Labs, Inc., Alliance Data Systems Corporation (Air Miles) and Aimia Inc. (Aeroplan).

Yelp

Yelp, Inc. is a multinational corporation headquartered in San Francisco, California that operates an "online urban guide" and business review site.  According to Wikipedia.com, the company's website (www.yelp.com) began as an email service for exchanging local business recommendations and later introduced social networking features, discounts, and mobile applications.

According to financial information published on www.google.com/finance, from 2010 to 2013 Yelp saw its revenue grow from $48 Million to $233 Million - an increase of over 385% over three years.  Yelp also has seen its stock price grow by 241% from $23.49 on March 25, 2013 to $81.17 on March 24, 2014.  The company has a market capitalization of $5.5 billion as of March 28, 2014.

Foursquare

Foursquare is a location-based social networking website for mobile devices, such as smartphones.  Users "check in" at venues using a mobile website, text messaging or a device-specific application by selecting from a list of venues the application locates nearby.  Each check-in awards the user points and sometimes "badges".  The user who ‘checks in’ most often to a venue becomes the "mayor," and users regularly vie for "mayorships".

In an article written by Sarah Frier for Bloomberg Businessweek on April 11, 2013, Foursquare received a $41 million investment from private equity fund Silver Lake Partners and venture capital firms Andreessen Horowitz, Union Square Ventures, O’Reilly AlphaTech Ventures, and Spark Capital in early April of 2014.   Early investment rounds valued the company at $600 million.

Aimia

Aeroplan is a coalition loyalty program owned by Aimia Inc., a global loyalty management company.  The Aeroplan program was created in July 1984 by Air Canada as an incentive program for its frequent flyer customers. There are approximately 4.6 million active members in the program.  In recent years, Aeroplan has evolved into a loyalty marketing program with retail partners such as Esso, Home Hardware, Rona, Birks, Sobeys, Thrifty Foods, Nestle Canada and others.

According to financial information published on www.google.com/finance, from 2010 to 2013 Aimia saw its revenue decline from $1.96 billion to $1.67 billion.   Despite this, Aimia has seen its stock price grow by 96% in five years from $8.66 on March 27, 2009 to $17.72 on March 24, 2014.  The company has a market capitalization of $3.07 billion as of March 24, 2014.

Alliance Data (Air Miles)

Alliance Data Systems Corporation is a publicly traded provider of loyalty and marketing solutions, such as private label credit cards, coalition loyalty programs, and direct marketing services, derived from the capture and analysis of transaction-rich data.

According to financial information published on www.google.com/finance, from 2010 to 2013 Alliance Data saw its revenue grow from $2.8 billion to $4.3 billion, an increase of over 54% in three years.  The company has a market capitalization of $14.92 billion as of March 24, 2014. Alliance Data has seen its stock price grow by 792% in a five year period from $36.34 on March 27, 2009 to $280.65 on March 24, 2014.

Strategic Market Positioning

The Company views the overall lack of recent innovation and customer engagement in the loyalty program industry as an opportunity to leverage the innovative strength and tools of social media in the brand loyalty market place.  Company management also believe that the strength of the current market dominant competitors and the ongoing elevated degree of acquisitions in the social media and brand loyalty marketplaces may afford MoPals additional opportunities for growth.

The Company feels it has an advantage being a later entrant into the social media and brand loyalty markets which allows it to see what has worked for competitors in each market and how to improve upon it leveraging successes from one market into the other.  The Company also feels that building a ‘Big-Data’ member platform can now be accomplished very cost effectively by outsourcing to off-shore developers.

MoPals Technology Platform & Service

MoPals’ software is planned to be multi-platform and will aim to integrate with all major social media sites, such as Facebook, Twitter, LinkedIn, Instagram, and Pinterest.  Our product development approach is centered on building the most useful tools that enable users to connect, share, discover, and communicate with each other.  Our services for users are free of charge and available on the internet and mobile platforms.

The MoPals’ proprietary software allows merchants to send customized and targeted brand promotions to our MoPals’ members using the wealth of information that is being volunteered over social media sites.

Our service will include:

i.	Promotional offers. We will be featuring promotional offers from our national and local merchants and distributing them by email to our MoPals’ members.
ii.	Self-Service Deals. Our merchants can use our self-service platform to create and launch deals at their discretion on our site.
iii.	Member-Generated Polls. Our members will be able to create and generate polls and send them to their friends.
iv.	Member-Generated Surveys. Our members will be able to create surveys and send them to their friends.
v.	Our merchants will be able to create polls or surveys to be posted on the MoPals’ site.
vi.	Our members can earn MoCoins™ for joining, liking a brand, purchasing a promotion, sharing their promotion and creating and responding to surveys.

Intellectual Property

We protect our core technology and intellectual property rights by relying on federal, state/provincial and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality agreements with our employees, contractors and third parties.

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

Regulatory Matters and Compliance

We are subject to a number of Canadian federal and provincial, as well as American federal and state laws and regulations affecting companies conducting business on the internet.  As we expand, we may be subject to similar laws and regulations in jurisdictions outside of Canada and the United States.  These laws are constantly evolving and being tested in courts and could be interpreted in a variety of ways that could harm our business. These laws and regulations may involve such areas as taxation, tariffs, privacy and protection of personal data, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, on-line sweepstakes and contests, competition, protection of minors, consumer protection, and the provision of online payment services, among other areas.

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

Offers and/or MoCoins™ may be considered gift cards, gift certificates, stored value cards or prepaid cards and therefore governed by, among other laws, the CARD Act and state and provincial laws governing gift cards, stored value cards and coupons. Many of these laws contain provisions governing the use of gift cards, gift certificates, stored value cards or prepaid cards, including specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. If Offers and/or MoCoins™ are subject to the CARD Act, the value of the Offer and/or Miles must not expire before the later of (i) five years after the date on which the Offer and/or MoCoins™ were issued; and (ii) the Offer and/or MoCoins™’ expiration date (if any).

In addition, certain states and foreign jurisdictions have requirements for disclosure and service terms and conditions, including expiration dates and permissible fees that might apply to Mopals. Some states and foreign jurisdictions also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We do not remit any amounts relating to unredeemed Offers and/or MoCoins™ based upon our assessment of applicable laws. The analysis of the potential application of the unclaimed and abandoned property laws to Offers and/or MoCoins™ is complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with customers and merchants and our role as it relates to the issuance and delivery of an Offer and/or MoCoins™.

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

Various laws and regulations in the United States, Canada, and abroad, such as the Bank Secrecy Act, the Dodd-Frank Act, the USA PATRIOT Act, and the Credit CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, on the characteristics of the offers and/or MoCoins™ and our role with respect to the distribution of the offers and/or MoCoins™ to customers. However, the Financial Crimes Enforcement Network, a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act, recently proposed amendments to the scope and requirements for parties involved in stored value or prepaid access, including a proposed expansion of the definition of financial institution to include sellers or issuers of prepaid access. In the event that this proposal is adopted as proposed, it is possible that an offer and/or the MoCoins™ could be considered a financial product and that we could be a financial institution.

Additionally, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) (Canada) requires organizations to take reasonable steps to safeguard the personal information in their custody or control from such risks as unauthorized access, collection, use, disclosure, copying, modification, disposal or destruction. The first step in developing reasonable safeguards is to collect only the personal information that is needed for a particular purpose. If it is not needed, organizations should not collect it. But if they do, they need to take appropriate precautions.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Material Agreements

On December 19, 2013, the Company entered into a letter of intent with Relativity Sports, LLC (“Relativity”), a sports management company that provides professional athletes with services including contract negotiation, marketing, media relations, fan management, brand building, community involvement and personal services.  The letter of intent provides a framework whereby Relativity would provide certain services to have its athletes endorse the Company.  A definitive agreement with Relativity and endorsement agreements with select athletes will be negotiated over an exclusive period of up to sixty days.  The letter of intent provides details of the proposed terms of the contemplated definitive agreement, stock compensation to be paid by the Company to Relativity upon closing of the contemplated definitive agreements and the terms of the contemplated endorsement agreements between MoPals and each Relativity athlete.  As of April 15, 2014, the Company has not entered into any definitive agreements related to the Relativity letter of intent.

Employees & Independent Contractors

As of April 15, 2013, we had fourteen (14) full-time employees and eighteen (18) independent contractors.  None of these employees are represented by collective bargaining agreements.  The Company considers its relations with its employees and independent contractors to be in good standing.

Corporate Information

The Company’s corporate headquarters is located at a leased office space located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4.  Our telephone number is (416) 362-4888.  Our website is www.mopals.com.

Item 1A.  Risk Factors

We are exempt from this reporting because we are a smaller reporting company.

Item 1B.  Unresolved Staff Comments

We are exempt from this reporting because we are a smaller reporting company.

Item 2.  Properties

The Company’s corporate headquarters is located at a leased office space located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4.  The sub-lease is for a term of fifty (‘50’) months which commenced on March 1, 2013 and ends on April 29, 2018.  The lease payment obligations are approximately $14,000 per month in 2014 and 2015.

Item 3.  Legal Proceedings

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

2013	High	Low
First Quarter	$0.48	$0.20
Second Quarter	$0.90	$0.20
Third Quarter	$0.74	$0.39
Fourth Quarter	$0.60	$0.40

2012	High	Low
First Quarter	$0.25	$0.20
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.20
Fourth Quarter	$0.48	$0.20

Holders

As of April 15, 2014, there were 120 registered beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2013 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,200,000	$0.25	0
Equity Compensation Plans not Approved by Security Holders	0	0	0

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel.  The adequacy of this plan is evaluated annually by Company management.  As of December 31, 2013, 1,200,000 options had been issued under this plan to the Company’s board of directors.

On March 1, 2005 the Company had adopted the Service Compensation Plan ("the Service Plan"), the purpose of which is to enhance the Company’s stockholder value and maximize the available capital resources of the company through allowing non-monetary transactions whereby the issuance of stock is granted for services rendered.  Under the Service Plan, service providers, consultants, and strategic alliance partners who provide services to the Company may be granted common stock, options or warrants to acquire restricted stock of the Company.  The total number of shares reserved for issuance under the Service Plan is 166,667, the adequacy of which is evaluated annually.  On September 19, 2013, the Company issued 275,000 shares to 1014864 Ontario Limited pursuant to an advertising billboard signage lease agreement executed on September 18, 2013.

Recent Sales of Unregistered Securities

The following exemptions were relied upon in the issuance of unregistered securities as referenced here-under over the period covered by this Annual Report:

On June 26, 2013, company received $480,000 for 1,920,000 restricted (Rule 144) common shares, that were previously subscribed for at $0.25 per share. The Company relied upon the exemption from registration as for these shares as set forth in Section 4(2) of the Securities Act as described heretofore.  The proceeds of these sales were used to augment working capital resources for normal operations of this development sate Company.

On September 20, 2013, the Company issued 275,000 restricted (Rule 144) common shares at a price of $0.56 per share, the market close price on the date of issue, for total value of $154,000 to 1014864 Ontario Limited based on the execution of an advertising billboard signage lease agreement.  1014864 Ontario Limited is an arm’s length third party company.  The Company relied upon the exemption from registration as for these shares as set forth in Regulation S of the Securities Act as described heretofore.

On November 21, 2013, the Company sold 2,000,000 restricted (Rule 144) common shares, to Steve K. Gupta and his group at a price of $0.25 per share for total value of $500,000. Steve K. Gupta is a board member of the Company and his groups are family members of Steve Gupta. The Company stock was issued pursuant to the execution of a stock purchase agreement. The Company relied upon the exemption from registration as for these shares as set forth in Section 4(2) of the Securities Act as described heretofore. The proceeds of these sales were used to augment working capital resources for normal operations of this development sate Company. As of April 10th, 2014 these 2,000,000 shares haven’t been issued yet.

In the fourth quarter end of 2013, the company further received $239,750 for 959,000 restricted shares of the Company’s common stock were subscripted at $0.25 per share. The Company relied upon the exemption from registration as for these shares as set forth in Section 4(2) of the Securities Act as described heretofore.  The proceeds of these sales were used to augment working capital resources for normal operations of this development stage Company.

Regulation D Rule 506

The Common Stock issued in our Regulation D, Rule 506 offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. §§230.506:

1.	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.
2.
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

3.
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

4.	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or sale requirements of the securities laws of the United States or any of its states.
5.	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoPals.com, Inc. for the fiscal years ended December 31, 2013 and 2012.  The results of the Mortgage Brokerage Business is reported as discontinued operations following the Mortgage Brokerage Privatization that was transacted on March 26, 2013.  The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2013 and notes thereto appearing elsewhere in this Form 10K.

Discontinued Operations

In 2011, MortgageBrokers.com Holdings, Inc. management had been actively exploring restructuring options to reduce Company overhead expenses. Based upon the 2011 year-end financial results, the 2012 financial results of operations and:

i.	current economic conditions and the ongoing loss of cash from operating activities;
ii.	the high costs associated with driving a high-service value proposition in an eroding margin brokerage marketplace in Canada;
iii.	current equity market conditions not being favorable for a publicly traded mortgage brokerage operation limiting the liquidity of our stock and Company capitalization; and
iv.	the increasingly high costs associated with administering a publicly traded company,

Our Board of Directors had decided to privatize the Mortgage Brokerage Business through a sale to a private company under common control.  In an effort to reduce overhead costs, and in exchange for the provision of ongoing working capital deficit funding, in late 2010, all human resources for the Company were consolidated into a related party company who provided back office corporate services to the Company on a cost allocation basis.  Over 2012, in an effort to further reduce overhead expenses and in preparation for the inevitable Mortgage Brokerage Privatization, all brokerage services including mortgage brokerage licensure, branding, mortgage agent back office operations, training and technology platforms were transitioned to the same related party company in the latter half of 2012.

As part of the contemplated Mortgage Brokerage Privatization of the Company, the following occurred:

i.
the Company’s subsidiaries have not renewed their provincial mortgage brokerage licensure in the various jurisdictions where they operate.  As at December 31, 2012, the Company’s subsidiaries had no active licenses empowering them to operate as a mortgage brokerage;

ii.	select individual mortgage agents were offered the opportunity to operate under the licensure of a related party company;
iii.
in late 2012, all human resources for the Company were consolidated into a related party company that provided back office corporate services to the Company on a cost allocation basis.  As of December 31, 2012, there were two part time employees.

    The primary activity that currently takes place in our Company in the latter half of 2012 relates to:  activities related to the contemplated Mortgage Brokerage Privatization; activities related to the administration of the publicly reporting entity; and administration of the business including management of trades payables and any outstanding legal claims.

On March 26, 2013, the Company entered into an Agreement of Sale, pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canadian Corporation under the control of the Company Principal Shareholder, all of the Company’s equity interest in the Company’s former Mortgage Brokerage Business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s former Mortgage Broker Business, including, but not limited to all commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange.  Pursuant to the Agreement of Sale, the Company Principal Shareholder forfeited all rights to any monies owed to the Company Principal Shareholder by the Company associated with a shareholder loan of approximately $25,000.

Also on March 26, 2013, the Company entered into the Exchange Agreement by and among (i) the Company, (ii) MoPals (Nevada); (iii) the Company Principal Shareholder and (iv) and the MoPals Nevada Shareholders.  Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s Common Stock.

On March 26, 2013, articles of amendments were filed with the State of Delaware changing the name of our Company to MoPals.com, Inc. pursuant to the Spin Out and Cancellation and subsequent execution of the Exchange Agreement.

Mopals.com, Inc. is a development stage internet and mobile brand loyalty social media company.

Results of Operations (Continued Operations)

Our Company had the following comparative results from operations for the fiscal years ended December 31, 2013 and 2012:

1.	No reported gross revenue in 2013 or 2012.
2.	Operating expenses in 2013 were $1,691,195 as compared with $163,237 in 2012; and,
3.	Loss from operations of $1,691,195 in 2013 as compared to a loss of $163,237 in 2012.

Revenue Trend Analysis

Our development stage Company had no reported revenue in 2013 or 2012.

Expense Trend Analysis

It is too early in the operation of our Company to identify any significant expense trends other than our expenses have grown in our first full year of operation in 2013 at $1,691,195 as compared to our first five months of operations in 2012 (inception of August 7, 2012) at $163,237. The expense growth is related to the continued development of our Company as we bring our service to market.  Since inception, the Company has incurred total operating expenses of $1,854,432.

Liquidity

At December 31, 2013, we had $437,650 in cash and $155,830 in prepaid expenses for a total of $593,480 in current assets.  Comparatively, at December 31, 2012, we had $175,799 in cash and $32,317 in prepaid expenses for a total of $208,116 in current assets.

At December 31, 2013, we had $181,129 in accounts payable and accrued liabilities, $148 in accrued MoCoins™ liability, $14,924 in accrued stock-based compensation and $652,633 in loans from shareholders for a total of $848,834 in liabilities.  Comparatively as of December 31, 2012, the Company had $20,348 in accounts payable and accrued liabilities and $364,315 in loans from shareholders for a total of $384,663 in total liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2012:

a)	Cash and cash equivalents associated with continuing operations has grown 149% from 2012 to $437,650 in 2013. This is associated with several subscriptions for shares that have been executed in 2013.
b)
Accounts payable and accrued liabilities grew 790% in 2013 over 2012 to $181,129.  This is associated with a payroll deduction at source tax accrual of approximately $120,000, board of director fee accruals of approximately $32,500 and minor amounts associated with trades payable and insurance premium accruals.

c)
Stock-based compensation accruals fluctuate year to year.  The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence.  Thus, it is difficult to analyze related trends.  The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Our Company had no reported gross revenue in 2013 or 2012.

The Company realized a net cash loss from operating activities during the reporting period of $1,248,597.  The Company increased its total cash and cash equivalent position at the end of 2013 to $437,650 from $175,799 the previous year as a direct result of a net cash increase of cash flows into the Company of $1,498,012 as a result of financing activities and $3,711 of cash used in investing activity.  As at December 31, 2013, with no means to generate revenue and until such time as our operating expenses are augmented with revenue following our service launch, the Company relies upon loans from shareholders and the purchase and sale of common stock via investor subscription agreements to fund our development stage operations.  There is no guarantee that there will be a market for the Company’s common stock, an ability to raise investment capital, or an ability to procure shareholder loans in the future to fund our future operations.

Off-Balance Sheet Arrangements

None

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Significant Accounting Policies and New Pronouncements

The following are the most significant accounting policies that have a substantive impact on the underlying discussions and analysis:

Payable to Loyalty Program Partners

Payable to loyalty program partners includes amounts owing to these partners for loyalty currency purchased by the Company as a principal or as an agent collected through ecommerce services for retailing, wholesaling and other loyalty currency services transactions with end users.

Stock-based Compensation

The Company maintains a stock-based compensation plan under which incentive stock options to buy common stock may be granted to directors, officers and employees.  Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted.  The fair values of stock options are estimated at the date of the grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions.  Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award.  The amount recognized as expense is adjusted to reflect the number of stock options expected to vest.  When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards.  The expected volatility of our commons stock is estimated based on the historical performance of the stock.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of December 31, 2013, is described below:

•
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  This control deficiency is pervasive in nature.  Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2013.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on the deficiency identified above.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2013, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table sets forth, as of April 15, 2014, the name and age of our directors and executive officer.  The directors hold such office until the next annual meeting of shareholders and until their successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	39	President, CEO, CFO, Chief Accounting Officer and Director
Ralph Lean	67	Director, Chairman
Luce Veilleux	50	Director
Steve Gupta	54	Director
Todd A. Halpern	55	Director

The following summarizes the occupation and business experience of our executive officer and directors:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Alex Haditaghi is the founder and CEO of MoPals.  He has been working in the mortgage industry in Canada since 1999 and has extensive experience in both residential and commercial mortgages.  He is currently the founder and chairman of Pacific Mortgage Group Inc., a company with gross revenue exceeding $57 million in 2011.  Mr. Haditaghi is responsible for the business vision, expansion, capital resources, hiring the executive management team, establishing corporate policy and providing overall leadership to the organization.

Luce Veilleux, Director and Chair of Program Development

From 2004 through 2013, Ms. Veilleux served as the Senior Vice President of Retail Products, International Division at Scotiabank.  Currently, she sits on the Boards of Yellow Pepper and Tafemusik, and has served on the Advisory Boards of MasterCard Latin America and the Caribbean, Fair Isaac, and IBM. She has also previously worked as the Chief Marketing Officer of Aeroplan, a division of AIMIA Inc., and Vice President of Marketing, Retail and Commercial Banking for Royal Bank of Scotland. Ms. Veilleux brings a great depth of strategic business experience from the loyalty and financial sectors.

Ralph E. Lean, Chairman of the Board of Directors

Mr. Lean was a partner at Cassels Brock & Blackwell LLP for the past twenty three years, and in  May 2013 was named counsel at Heenan Blaikie Toronto.  He serves on the board of several Canadian public and private companies, as well as a number of charities, foundations and civic groups such as director of Score Digital (formerly Score Media), World Film Festival of Toronto, Chairman of the Board of Right to Play Foundation, Board of Governors B’nai Brith Canada and a was previously a member of Ontario’s Teacher’s Pension Plan. Mr. Lean is also an Honorary Consul to the Kingdom of Morocco and a Distinguished visiting Professor at Ryerson University.

Todd A. Halpern, Vice Chairman of the Board of Directors

Mr. Halpern currently serves as the President of Halpern Enterprises, which he joined in 1979 and has served as a member of the board of directors since 2005.  He is also the Board Champion of the Krembil Neuroscience Centre, the Brain Campaign, the Arthritis Campaign and the Peter Munk Cardiac Centre Campaign and is also the Chair of the Grand Cru Culinary Wine Festival

Steve Gupta, Director

Steve Gupta, President and Chief Executive Officer of the Easton’s Group of Hotels, is an outstanding developer in the hotel industry, he has been building hotels from the ground up for almost three decades. He has been the President and CEO of The Easton Group of Hotels for the past 35 years. His current portfolio contains thirteen hotels operating in the Toronto and surroundings area, Mr. Gupta is a leader in introducing upscale focused brands and new concepts to the hotel market, making an extraordinary common place for his guests.  He opened Canada’s first Marriott Fairfield Inn & Suites, as well as the admired Courtyard Marriott Brampton Hotel and Conference Centre and the coveted Hilton Garden Inn and Toscana Convention Centre in Vaughan. Each of these conference centres has set new standards in the Banquet and Catering industry with its lavish banquet facilities and renowned service.  In 2009, despite the questionable state of the economy, Mr Gupta persevered and opened three new Hilton Garden Inns in the GTA Area. Each of these hotels has raised the bar in the focused service hotel segment. In 2009, Mr. Gupta was awarded the Developer of the Year Award from Hilton, and the Outstanding Contribution to the Marriott Brand from Marriott. He is also the recipient of the prestigious Ernst & Young Entrepreneur of the Year Award and Royal Bank of Canada Top 25 immigrant of the year.

Employment Agreements

The Company has no employment agreement with its founding chief executive officer and director.  The Company has entered into service agreements with its four remaining independent non-employee directors.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

i.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
ii.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

iii.
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

iv.
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

v.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

vi.
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

Directors and Committees

The Company currently has five directors and is in the process of establishing a nominating, audit or other committees of its board of directors.  No current board member qualifies as an “audit committee financial expert.” Our Board of Directors performs the principal functions of an Audit Committee.  In 2013, one formal board meeting took place.

Shareholder Communications

The Company has retained an investor relations Company to communicate and respond to shareholders.  Shareholders may also correspond directly to our Directors.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013, and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)1	Bonus ($) (d)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Director and CEO	2013 2012	0 0	$ $	0 0	0 0	$0 0	0 0	0 0	0 0	$ $	0 0

Compensation of Directors

The Company entered into agreements with its current independent board of director members in 2013:

i.
The chairman of the board’s current compensation for board services included $40,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.

ii.
Each non-founding director’s compensation for board services included $30,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.

Director Agreements

On June 27, 2013, the Company entered into an agreement with Ralph Lean to become a member of the Company’s board of directors.  The director’s compensation for board services included $40,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.  The board member’s annual compensation increases to $50,000 per year following the first year of service to the Company.  The board member will also earn 300,000 options in year’s two and three, which can be exercised, at a strike price of $0.35 and $0.40, respectively, into common stock of the Company upon being fully earned at the end of each respective service period.

On June 27, 2013, the Company entered into an agreement with Todd Halpern to become a member of the Company’s board of directors.  The director’s compensation for board services included $30,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.  The board member’s annual compensation increases to $50,000 per year following the first year of service to the Company.  The board member will also earn 300,000 options in year’s two and three, which can be exercised, at a strike price of $0.35 and $0.40, respectively, into common stock of the Company upon being fully earned at the end of each respective service period.

On July 3, 2013, the Company entered into an agreement with Luce Veilleux to become a member of the Company’s board of directors.  The director’s compensation for board services included $30,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.  The board member’s annual compensation increases to $50,000 per year following the first year of service to the Company.  The board member will also earn 300,000 options in year’s two and three, which can be exercised, at a strike price of $0.35 and $0.40, respectively, into common stock of the Company upon being fully earned at the end of each respective service period.

        On November 21, 2013, the Company entered into an agreement with Steve Gupta to become a member of the Company’s board of directors.  The director’s compensation for board services included $30,000 annually and 300,000 options, having no vestment period, which can be exercised at a strike price of $0.25 into common stock of the Company.  The board member’s annual compensation increases to $50,000 per year following the first year of service to the Company.  The board member will also earn 300,000 options in year’s two and three, which can be exercised at a strike price of $0.35 and $0.40, respectively, into common stock of the Company upon being fully earned at the end of each respective service period.

Stock Option Grants In The Past Fiscal Year

During 2013, 1,200,000 options for Company common stock were granted to Company directors and are outstanding.  The outstanding options have no vestment period and can be exercised at a strike price of $0.25 into common stock of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants.  Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
8412910 Canada Inc.	41,000,000	(3)	79.93%
8413037 Canada Inc.	4,500,000	(3)	8.77%
Directors and Executive Officers
Alex Haditaghi	41,857,800	(4)	81.16%
All directors and officers as a group (1 person)	41,857,800		81.16%

(1)	Unless otherwise provided, the address of all beneficial owners is c/o MoPals.com, Inc., 109 Atlantic Avenue, Suite 300, Toronto, Ontario, M6X 1X4.
(2)	Based on 51,819,993 shares of common stock outstanding of April 15, 2013.
(3)	Equity interest in 8412910 Canada Inc. is wholly-owned by Alex Haditaghi, controlling shareholder Chief Executive Officer, and director of the Company.
(4)	Includes: (1) 857,800 shares of the common stock held directly by Mr. Haditaghi; and (2) Mr. Haditaghi’s beneficial ownership of 41,000,000 shares of common stock held by 8412910 Canada Inc.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Advances

As of December 31, 2013, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $652,633 (as at December 31, 2012 - $364,315) to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.

Shared Services

During 2013, Pacific Mortgage Group Inc. (“PMGI”), charged the Company rent of $89,576 (2012 - $21,608).  PMGI and the Company are under common control.

Bonus

None.

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

•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We currently have four independent directors.  We do not have an audit committee, compensation committee or nominating committee.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2013, we have accrued $10,000 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2012, we had incurred $6,000 for professional services rendered for the audit and reviews of our financial statements.

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

The audited balance sheet of the Company as of December 31, 2013 and December 31, 2012, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of EFP & Rotenberg, independent auditors, are filed herewith.

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
Alex Haditaghi
President and Secretary (Duly Authorized, Principal Executive and Principal Financial Officer)

Dated: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 15, 2014
Alex Haditaghi

MOPALS.COM, INC.
(FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.)
AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

AUDITED

MOPALS.COM, INC. (FORMERLY MORTGAGEBROKERS.COM HOLDINGS, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mopals.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mopals.com, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period since inception (August 7, 2012) through December 31, 2013. Mopals.com, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mopals.com, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period since inception (August 7, 2012) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/EFP Rotenberg, LLP

Rochester, New York
April 15, 2014

MOPALS.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012
ASSETS
Cash	$437,650	$175,799
Prepaid & Other Assets (Note 5)	155,830	32,317
Total Current Assets	593,480	208,116

Equipment, net (note 6)	44,918	55,322
Total Assets	$638,398	$263,438

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	181,129	20,348
MoCoins™ Liability	148	-
Share Based Accrual	14,924	-
Loans from Shareholder (note 7)	652,633	364,315
Total Liabilities	$848,834	$384,663

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 45,448,993 shares issued and outstanding on December 31, 2013 and 41,000,000 shares issued and outstanding on December 31, 2012	4,545	41,000
Shares Subscribed (Note 10)	1,530,250	2,250,000
Share Subscriptions Receivable (Note 10)	(1,530,250)	(2,250,000)
Shares to be Issued (Note 10)	200	-
Additional Paid In Capital	1,585,192	-
Deficit Accumulated During the Development Stage	(1,854,432)	(163,237)
Foreign Currency Translation	54,059	1,012
Total Stockholders’ Deficit	$(210,436)	$(121,225)

Total Liabilities and Stockholders’ Deficit	$638,398	$263,438

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From Inception (August 7, 2012) to December 31, 2013

REVENUES	-	-	-

EXPENSES
Consultants & Contractors	822,929	116,378	939,307
General & Administrative Expenses	561,024	20,972	581,996
Occupancy Costs	103,930	24,784	128,714
Share Based Compensation (note 3a)	189,197	-	189,197
Depreciation	14,115	1,103	15,218
Total Operating Expense & Loss before Income Taxes	1,691,195	163,237	1,854,432
Provision for Income Taxes	-	-	-
Loss from Operations	(1,691,195)	(163,237)	(1,854,432)
Net Loss	(1,691,195)	(163,237)	(1,854,432)

Foreign currency translation adjustment, net of taxes	53,047	1,012	54,059
Other Comprehensive Loss	53,047	1,012	54,059

Total Comprehensive Loss	(1,638,148)	(162,225)	(1,800,373)

Loss per common share (note 12):
Basic:
Net (Loss) from operations	(0.03)	(0.00)	(0.04)
Net (Loss) per common share	(0.03)	(0.00)	(0.04)
Diluted:
Net (Loss) from operations	(0.03)	(0.00)	(0.04)
Net (Loss) per common share	(0.03)	(0.00)	(0.04)

Weighted Average Number of Shares Outstanding - Basic During the Year	51,052,529	50,000,000	50,762,248

Weighted Average Number of Shares Outstanding - Diluted During the Year	51,052,529	50,000,000	50,762,248

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From Inception (August 7, 2012) to December 31, 2013
Cash Flows used in Operating Activities
Net (Loss)	$(1,691,195)	(163,237)	(1,854,432)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	14,115	1,103	15,218
Increase in Share Compensation Accrual	14,924	-	14,924
Stock-based compensation expense	189,197	-	189,197
Expenses Paid For with Shares	150,046	-	150,046
Adjustment to par value for shares	36,900	-	36,900
Increase (Decrease) in net assets:
Increase in Prepaids & Other Assets	(123,513)	(32,317)	(155,830)
Increase in MoCoins™ liability	148	-	148
Increase in Accounts Payable & Accrued Liabilities	160,781	20,348	181,129
Net Cash Flows used in Operating Activities	(1,248,597)	(174,103)	(1,422,700)

Cash Flows from Financing Activities
Shares Issued	445	41,000	41,445
Shares to be issued	200	-	200
Additional Paid In Capital (Cash portion)	1,209,049	-	1,209,049
Increase in Shareholders’ Loan	288,318	364,315	652,633
Net Cash Flows from Financing Activities	1,498,012	405,315	1,903,327

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(3,711)	(56,418)	(60,129)
Net Cash Flows used in Investing Activities	(3,711)	(56,418)	(60,129)

Net Cash Flows	$245,704	174,794	420,498

Effects of Exchange Rate on Cash	16,147	1,005	17,152

Cash and Cash Equivalents – Beginning of Period	175,799	-	-
Cash and Cash Equivalents – End of Period	$437,650	175,799	437,650

Cash, End of Year - Continuing Operations	437,650	175,799	437,650

Supplemental Cash Flow Information
Interest Paid	$-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, August 7, 2012 (date of inception)

Issuance of common stock	41,000,000	41,000		-	-	-	-	-	41,000
Shares Subscribed (note 10)	9,000,000	9,000		2,250,000	-	-	-	-	2,259,000
Share Subscriptions Receivable (note 10)	(9,000,000)	(9,000)		-	(2,250,000)	-	-	-	(2,259,000)
Foreign Currency Translation Adjustment	-	-		-	-	-	-	1,012	1,012
Net Accumulated Deficit	-	-		-	-	-	(163,237)	-	(163,237)

Balance December 31, 2012	41,000,000	$41,000		$2,250,000	$ (2,250,000)	-	$ (163,237)	$1,012	$ (121,225)

	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, January 1, 2013	41,000,000	41,000	-	2,250,000	(2,250,000)	-	(163,237)	1,012	(121,225)
Adjustment to par value		(36,900)	-			36,900			-
Adjustment for opening balance of Mopals			-			(8,946)			(8,946)
Issuance of shares to Mopals Inc. (formerly MBKR) shareholders	1,294,993	129	-	-	-	(129)	-	-	-
Shares Subscribed (note 10)	1,920,000	192	-	(480,000)	-	479,808	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	480,000	-	-	-	480,000
Issuance of common stock	275,000	28	-	-	-	150,046	-	-	150,074
Shares Subscribed (note 10)	959,000	96	-	(239,750)	-	239,654	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	239,750	-	-	-	239,750
Shares to be issued (note 9)	-	-	200	-	-	498,662	-	-	498,862
Issuance of director common stock options	-	-	-	-	-	189,197	-	-	189,197
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	53,047	53,047
Net Loss	-	-	-	-	-	-	(1,691,195)	-	(1,691,195)

Balance December 31, 2013	45,448,993	4,545	200	1,530,250	(1,530,250)	1,585,192	(1,854,432)	54,059	(210,436)

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals Inc. and its subsidiaries ("Mopals" or the “Company”) were incorporated August 7, 2012 and are organized under the laws of the State of Nevada.

Mopals’ operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Inc. (an Ontario, Canada company).   The planned operations of the Company consist of becoming a social media rewards platform in Canada and the United States.

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Accumulated Losses from inception to December 31, 2013 total $1,854,432.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries.  All inter-company transactions and balances have been eliminated upon consolidation.

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

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.  There were no dilutive financial instruments for the periods ending December 31, 2013 and 2012.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of December 31, 2013, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

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

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Payable to Loyalty Program Partners

Payable to loyalty program partners includes amounts owing to these partners for loyalty currency purchased by the Corporation as a principal or as an agent collected through ecommerce services for retailing, wholesaling and other loyalty currency services transactions with end users.

Stock-based Compensation

The Company maintains a stock-based compensation plan under which incentive stock options to buy common stock may be granted to directors, officers and employees.  Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted.  The fair values of stock options are estimated at the date of the grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions.  Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award.  The amount recognized as expense is adjusted to reflect the number of stock options expected to vest.  When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards.  The expected volatility of our commons stock is estimated based on the historical performance of the stock.

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

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

5.	PREPAID AND OTHER ASSETS

	2013	2012
Prepaid Assets	19,594	8,955
Harmonized Sales Tax	125,688	19,141
Other Assets	10,548	4,221
Total	$155,830	$32,317

The Harmonized Sales Tax (‘HST’) is a federal - provincial harmonized sales tax that applies to the supply of most property and services in Canada.  Generally, HST registrants must charge and account for the HST on taxable supplies of property and services made in Canada.  The HST rate in Ontario is 13%.  Registrants collect the HST on most of their sales and pay HST on most purchases they make to operate their business.  They can claim an input tax credit, to recover the HST paid or payable on the purchases they use in their commercial activities.  The Company generally plans to file HST tax returns quarterly.

6.	EQUIPMENT

The net book value of property, plant & equipment as of December 31, 2013 was as follows:

	Cost	Amortization	Net Book Value
Computer hardware	19,844	3,823	16,021
Computer Software	30,369	8,779	21,590
Furniture & Equipment	9,402	2,095	7,307
Total	$59,615	$14,697	$44,918

Depreciation expense since August 7, 2013 (inception) amounted to $15,218 including depreciation expenses for computer hardware, computer software and furniture and equipment.  Depreciation expense for the years ending December 31, 2013 and 2012 was$14,115 and $1,103, respectively.

7.	ADVANCES FROM SHAREHOLDER

The controlling shareholder and Chief Executive Officer of the Company had advanced $652,633 and $364,315 to fund the working capital of the Company as of December 31, 2013 and 2012, respectively.  The advances are unsecured, non-interest bearing and due on demand.

8.	COMMITMENTS & CONTINGENCIES

As at December 31, 2013, the Company had agreements to continue leasing office space.  The schedule below outlines the expected remaining lease payments over the life of the lease:

2014	$15,516

On February 10, 2014, the Company entered into a new lease agreement for office space.  The schedule below outlines the expected remaining lease payments over the life of the lease.

2014	$130,774
2015	160,632
2016	169,890
2017	181,000
2018	61,568

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

9.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

b) Issued

41,000,000 shares were issued at par value on August 7, 2012 (inception).  On March 27, 2013, 1,294,993 shares were issued to Mopals Inc. (formerly MBKR) shareholders.  1,920,000 common shares were issued against a share subscription at a price of 25 cents per share on July 2, 2013.  An additional 959,000 common shares were issued against the same share subscription at 25 cents per share.  The Company issued 275,000 shares in September 2013 to an Ontario numbered corporation for services to be rendered.  Subsequent to the year end, the Company issued 250,000 shares as deposit on its premises’ lease agreement.

c) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share.  These were signed on July 1, July 3, and July 6 respectively.  On December 7, 2013, an additional director was hired with the same option plan.  As of December 31, 2013, none of these options had been exercised.  These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total options plan are outlined below:

Year	Options	Strike Price
1	1,200,000	$0.25
2*	1,200,000*	$0.35
3*	1,200,000*	$0.40
*:  not issued as of December 31, 2013.

d) Shares to be issued

On December 3, 2013, investors delivered a total of $498,862 to purchase 2,000,000 shares of the company issued at $0.25 per share.  As of December 31, 2013, these shares had not been issued.

10.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000.  On December 31, 2013, the balance of the subscription receivable was $1,530,250.

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

11.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plan is currently being established in order to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants, and to give such persons an interest in the success of the Company and its subsidiaries.  The options and awards will be granted at the discretion of the Board of Directors. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model using the following assumptions:

July 1, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	110.51%
Expected dividend yield	0%

July 3, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	109.65%
Expected dividend yield	0%

July 6, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	109.24%
Expected dividend yield	0%

December 1, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	100.69%
Expected dividend yield	0%

MOPALS.COM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

11.	STOCK-BASED COMPENSATION (Continued)

All the grants vest immediately and expire on the third anniversary of the grant date.  The following table summarizes the stock option activities of the Company:

Number of Options
Balance at inception	-
Outstanding as of December 31, 2012	-
Granted	1,200,000
Outstanding as of December 31, 2013	1,200,000

As of December 31, 2013, the Company had granted a total of 1,200,000 options to purchase common stock to directors, all of which are currently outstanding and of which, 1,200,000 are vested and exercisable.

The Company recorded $189,197 in employment expenses for share-based compensation expense for the year ended December 31, 2013 (2012 - $nil) with the corresponding credits to Additional Paid In Capital.

12.	LOSS PER SHARE

The Company calculates basic earnings per common share using net income divided by the weighted-average number of common shares outstanding.  The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	December 31, 2013	December 31, 2012
Weighted average number of common shares outstanding	51,052,529	50,762,248
Weighted-average number of diluted common shares outstanding	51,052,529	50,762,248

13.	INCOME TAXES

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

As of December 31, 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.  Deferred taxes as at December 31, 2013 and 2012 have not been recorded due to the fact they are fully reserved.  The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

14.	SUBSEQUENT EVENT

A claim against MortgageBrokers.com Holdings, Inc., the predecessor of Mopals.com, Inc., was settled in January 2014 for an all inclusive sum of $48,000.  This sum is guaranteed by Alex Haditaghi and MortgageBrokers.com Canada Inc.  As of April 15, 2014, $12,000 has been paid and the settlement agreement has been complied with.