Form 10-Q
period 2014-03-31
MOPALS.COM, INC.
filed 2014-05-15
CIK 1222218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________

FORM 10-Q
______________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2014
Common Stock, $0.0001 par value	51,819,993

MOPALS.COM, INC.
(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

MOPALS.COM, INC. AND SUBSIDIARIES
(A Development Stage Company)
(A Delaware Corporation)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet	F-1

Condensed Consolidated Statement of Operations	F-2

Condensed Consolidated Statement of Cash Flows	F-3

Statement of Shareholders’ Equity	F-4

Notes to the Condensed Consolidated Financial Statements	F-5 to F-14

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	(Unaudited) March 31,	December 31,
	2014	2013
ASSETS
Cash	$61,582	$437,650
Prepaid & Other Assets (note 5)	409,469	155,830
Total Current Assets	471,051	593,480

Equipment, net (note 6)	41,378	44,918
Total Assets	$512,429	$638,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	209,326	181,129
Share Based Accrual	14,924	14,924
Shares to be Issued	266	148
Loans from Shareholder (note 7)	695,616	652,633
Total Liabilities	$920,132	$848,834
Commitments and Contingencies (note 8)

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 45,698,993 issued & outstanding as of March 31, 2014 and 45,448,993 as of December 31, 2013 (Note 9)	4,570	4,545
Shares Subscribed (note 10)	1,530,250	1,530,250
Share Subscriptions Receivable (note 10)	(1,530,250)	(1,530,250)
Shares to be issued	200	200
Additional Paid In Capital	1,903,901	1,585,192
Deficit Accumulated During the Development Stage	(2,368,747)	(1,854,432)
Accumulated Other Comprehensive Loss	52,373	54,059
Total Stockholders’ Deficit	$(407,703)	$(210,436)

Total Liabilities and Stockholders’ Deficit	$512,429	$638,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Period from Inception August 7, 2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES	$-	$-	$-

EXPENSES
Consultants & Contractors	223,145	132,392	1,162,452
General & Administrative Expenses	110,502	38,933	692,498
Occupancy Costs	58,708	29,443	187,422
Share Based Compensation (note 11)	118,734	-	307,931
Depreciation	3,226	3,884	18,444
Total Expenses	$514,315	204,652	2,368,747

NET (LOSS)	$(514,315)	$(204,652)	$(2,368,747)

Total Other Comprehensive Income
Foreign Currency Translation Adjustment	(1,686)	(114)	52,373

Total Comprehensive (Loss)	$(516,001)	$(204,766)	$(2,316,374)

Loss per common share (note 12):
Basic:
Net (Loss) per common share	$(0.01)	$(0.00)	$(0.05)
Diluted:
Net (Loss) per common share	$(0.01)	$(0.00)	$(0.05)

Weighted Average Number of Shares Outstanding - Basic	51,658,881	50,071,944	50,898,100
Weighted Average Number of Shares Outstanding – Basic and Diluted During the Period	51,658,881	50,071,944	50,898,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For the	For the	For the Period
	Three Months	Three Months	August 7, 2012
	Ended	Ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(514,315)	$(204,652)	(2,368,747)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,226	3,884	18,444
Increase in Share Compensation Accrual	-	14,924	14,924
Stock-based compensation expense	118,734		307,931
Expenses paid for with shares	-		150,046
Adjust to par value of shares	-		36,900
Increase (Decrease) in net assets:
Increase in Accounts Payable & Accrued Liabilities	28,197	(965)	209,326
Increase in Prepaids & Other Assets	(53,639)	(18,200)	(209,469)
Increase in MoCoins liability	118		266
Net Cash Flows used in Operating Activities	(417,679)	(205,009)	(1,840,379)

Cash Flows from Financing Activities
Shares Issued	-	129	41,445
Shares to be issued	-		200
Additional Paid In Capital Adjustment	-	(8,975)	1,209,049
Increase in Shareholders’ Loan	42,983	73,196	695,616
Net Cash Flows from Financing Activities	42,983	64,350	1,946,310

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(314)	(219)	(60,443)
Net Cash Flows used in Investing Activities	(314)	(219)	(60,443)

Net Cash Flows	$(375,010)	(140,878)	45,488

Effects of Exchange Rate on Cash	(1,058)	(94)	16,094

Cash and Cash Equivalents – Beginning of Period	437,650	175,779	-
Cash and Cash Equivalents – End of Period	$61,582	34,807	61,582

Supplemental Cash Flow Information
Interest Paid	-	-	-
Income Tax Paid	-	-	-
NonCash Activity – Shares Issued for Rent Deposit	$200,000		$200,000

The accompanying notes are an integral part of these financial statements.

MOPALS.COM Inc.
 (A Development Stage Company)
(A Delaware Corporation)
STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, January 1, 2013	41,000,000	41,000	-	2,250,000	(2,250,000)	-	(163,237)	1,012	(121,225)
Adjustment to par value		(36,900)	-			36,900			-
Adjustment for opening balance of Mopals			-			(8,946)			(8,946)
Issuance of shares to Mopals Inc. (formerly MBKR) shareholders	1,294,993	129	-	-	-	(129)	-	-	-
Shares Subscribed (note 10)	1,920,000	192	-	(480,000)	-	479,808	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	480,000	-	-	-	480,000
Issuance of common stock	275,000	28	-	-	-	150,046	-	-	150,074
Shares Subscribed (note 10)	959,000	96	-	(239,750)	-	239,654	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	239,750	-	-	-	239,750
Shares to be issued (note 10)	-	-	200	-	-	498,662	-	-	498,862
Issuance of director common stock options	-	-	-	-	-	189,197	-	-	189,197
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	53,047	53,047
Net Loss	-	-	-	-	-	-	(1,691,195)	-	(1,691,195)

Balance December 31, 2013	45,448,993	4,545	200	1,530,250	(1,530,250)	1,585,192	(1,854,432)	54,059	(210,436)

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, January 1, 2014	45,448,993	4,545	200	1,530,250	(1,530,250)	1,585,192	(1,854,432)	54,059	(210,436)
Issuance of shares to landlord	250,000	25	-	-	-	199,975	-	-	200,000
Issuance of director common stock options	-	-	-	-	-	118,734	-	-	118,734
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(1,686)	(1,686)
Net Loss	-	-	-	-	-	-	(514,315)	-	(514,315)

Balance December 31, 2014	45,698,993	4,570	200	1,530,250	(1,530,250)	1,903,900	(2,368,747)	52,373	(407,703)

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.
 (A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

On March 26, 2013, (the “Closing Date”), MortgageBrokers.com Holdings, Inc. (the “Company”, “we”, “our”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) the Company; (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”); and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Company acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of the Company’s common stock, par value $0.0001 per share (each a “Share” and collectively, the “Common Stock”) (the “Share Exchange”).  Following the Share Exchange, the Company changed its name to MoPals.com, Inc.

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis.  The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing.  Accumulated Losses from inception to March 31, 2014 total $2,368,747.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.  There were no dilutive financial instruments during the period ending March 31, 2014.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2014, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

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

Payable to Loyalty Program Partners

Payable to loyalty program partners (MoCoins liability) includes amounts owing to these partners for loyalty currency purchased by the Corporation as a principal or as an agent collected through ecommerce services for retailing, wholesaling and other loyalty currency services transactions with end users.

Stock-based Compensation

The Company maintains a stock-based compensation plan under which incentive stock options to buy common stock may be granted to directors, officers and employees.  Pursuant to ASC 718, the Company recognizes expense for its stock-based compensation based on the fair value of the awards that are granted.  The fair values of stock options are estimated at the date of the grant using the Black-Scholes option pricing model, that require the input of highly subjective assumptions.  Measured compensation cost is recognized ratably over the vesting period of the related stock-based compensation award.  The amount recognized as expense is adjusted to reflect the number of stock options expected to vest.  When exercised, stock options are settled through the issuance of common stock and are therefore treated as equity awards.  The expected volatility of our common stock is estimated based on the historical performance of the stock.

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

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

Mopals functional currency is in Canadian Dollars and it maintains its books and records in Canadian Dollars, the Company’s financial statements are converted to U.S. Dollars.  The translation method used is the current rate method.  Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenue and expenses are translated at average rates for the reporting period.  Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created.  This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2014	December 31, 2013
Period End CAD-USD exchange rate	$0.9046	$0.9402
Average period CAD-USD exchange rate	$0.9062	$0.9707

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2013 as filed with the SEC.  In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of March 31, 2014 and the related operating results and cash flows for the interim periods presented, have been made.  The results of operations of such interim periods are not necessarily indicative of the results of the full year.

5.	PREPAID AND OTHER ASSETS

	March 31, 2014	December 31, 2013
Prepaid Assets	38,866	19,594
Harmonized Sales Tax	157,675	125,688
Other Assets	12,928	10,548
Rent Deposit	200,000	-
Total	$409,469	$155,830

The Harmonized Sales Tax (“HST”) is a federal-provincial harmonized sales tax that applies to the supply of most property and services in Canada.  Generally, HST registrants must charge and account for the HST on taxable supplies of property and services made in Canada.  The HST rate in Ontario is 13%.  Registrants collect the HST on most of their sales and pay HST on most purchases they make to operate their businesses.  They can claim an input tax credit, to recover the HST paid or payable on the purchases they use in their commercial activities.  The Company generally plans to file HST tax returns quarterly.

 (A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

6.	EQUIPMENT

The net book value of property, plant & equipment as of March 31, 2014 was as follows:

	Cost	Accumulated Depreciation	Net Book Value
Computer hardware	19,844	4,494	15,350
Computer Software	29,953	10,873	19,080
Furniture & Equipment	9,402	2,454	6,948
Total	$59,199	$17,821	$41,378

Depreciation expense since August 7, 2012 (inception) amounted to $18,444 including depreciation expenses for computer hardware, computer software and furniture and equipment.  For the three months ending March 31, 2014 and 2013, depreciation expense was $3,226 and $3,884, respectively.

7.	ADVANCES FROM SHAREHOLDER

As of March 31, 2014, the controlling shareholder and Chief Executive Officer of the Company had advanced $695,616 to fund the working capital of the Company.  The advances are unsecured, non-interest bearing and due on demand.  In comparison, as of December 31, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $652,633 to fund the working capital of the Company.

8.	COMMITMENTS & CONTINGENCIES

As at March 31, 2014, the Company had agreements to continue leasing office space.  The schedule below outlines the expected remaining lease payments over the life of the lease (expires April 30, 2018):

2014	$117,697
2015	$160,632
2016	$169,890
2017	$181,000
2018	$61,568

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
MARCH 31, 2014

9.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

b) Issued

41,000,000 Shares were issued at par value on August 7, 2012 (inception).  On March 27, 2013, 1,294,993 shares were issued to Mopals.com, Inc. (formerly MortgageBrokers.com Holdings, Inc.) shareholders.  1,920,000 common shares were issued against a share subscription at a price of 25 cents per share on July 2, 2013.  An additional 959,000 common shares were issued against the same share subscription at 25 cents per share.  The Company issued 275,000 shares in September 2013 to an Ontario numbered corporation for services to be rendered.  On February 27, 2014, 250,000 shares were issued to the landlord as a guarantee for the lease of the premises.

c) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share.  These were signed on July 1, July 3, and July 6 respectively.  On December 7, 2013, an additional director was hired with the same option plan.  As of December 31, 2013, none of these options had been exercised.  These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total options issued are outlined below:

Year	Options	Strike Price
1	1,200,000	$0.25
2*	1,200,000	$0.35
3*	1,200,000	$0.40

    *:  not issued as of March 31, 2014

d) Shares to be issued

On December 3, 2013, investors delivered a total of $498,862 to purchase 2,000,000 shares of the company issued at $0.25 per share.  As of March 31, 2014, these shares had not been issued.

10.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000.  On March 31, 2014 and December 31, 2013, the balance of the subscription receivable was $1,530,250.

MOPALS.COM, Inc.
(A Development Stage Company)
(A Delaware Corporation)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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
MARCH 31, 2014

11.  STOCK-BASED COMPENSATION (continued)

December 1, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	100.69%
Expected dividend yield	0%

All the grants vest immediately and expire on the third anniversary of the grant date.  The following table summarizes the stock option activities of the Company:

Number of Options
Outstanding as of December 31, 2013	1,200,000
Granted	-
Exercised	-
Outstanding as of March 31, 2014	1,200,000

As of March 31, 2014, the Company had granted a total of 1,200,000 options to purchase common stock to directors, all of which are currently outstanding and of which, 1,200,000 are vested and exercisable.

The Company recorded $118,734 in employment expenses for share-based compensation expense for the three months ended March 31, 2014 (2013 - $nil) with the corresponding credits to Additional Paid In Capital.

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

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Weighted average number of common shares outstanding	$51,658,881	$50,071,994
Weighted-average number of diluted common shares outstanding	51,658,881	50,071,994

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2014.  The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

As of March 31, 2014, our company had twelve (12) full-time employees and nine (9) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4.  Our current contact information for our Ontario office is telephone number: (416) 362-4888.  Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended March 31, 2014

Mopals had no reported revenue in our first quarter of 2014.

The Company’s reported operating expenses during the three month period ending March 31, 2014 were $514,315.  The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	66.5% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees.

●	21.5% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	11.4% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Liquidity and Capital Resources

At March 31, 2014, the Company had $61,582 in cash, $409,469 in prepaid expenses and other assets, and $41,378 in equipment, computer software, computer hardware and furniture for a total of $512,429 in assets.  Comparatively as at December 31, 2013, we had $437,650 in cash and $155,830 in prepaid expenses and other assets, and $44,918 in equipment and furniture for a total of $638,398 in assets.

At March 31, 2014, we had $209,326 in accounts payable and accrued liabilities associated with a payroll deduction at source tax accrual, director fees payable and trades payable, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $266 in MoCoins payable and $695,616 in loans payable to the Company’s principal shareholder for a total of $920,132 in liabilities.  Comparatively as at December 31, 2013, we had $181,129 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $148 in MoCoins payable, and $652,633 in loans payable to the Company’s principal shareholder for a total of $848,834 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

•	The Company’s cash position decreased by approximately 85.9% over the first three months of 2014 associated with the following:

o
the Company lost $417,679 in cash from operating activities over the first three months of 2014.  As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

o	the Company gained $42,983 in cash from financing activities over the first three months of 2014 as we received funds from our principal shareholder in the amount of $42,983.

The Company reported a net cash flow loss from operating activities for the first three months of 2014 of $417,679 with a net increase in cash flow from financing activities of $42,983 and a net negative cash flow from the purchase of capital equipment of $314 during the same period for an overall net negative cash flow of $375,010 out of the Company during the period.

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

For the three months reporting period ended March 31, 2014, the Company reported a net loss from operations of $514,315 with a net decrease in cash from operating, investing and financing activities of $375,010 during the same period.  Since inception to March 31, 2014, the Company reported a net loss from operations of $2,368,747.  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing. Management’s immediate plan is to secure additional working capital funds through future debt or equity financings.  There is no certainty that there will be a market for the Company’s capital stock.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses.  As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by our management as of March 31, 2014, is described below:

i.
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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2014.

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

None.

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

Dated: May 15, 2014