Form 10-Q
period 2014-06-30
MOPALS.COM, INC.
filed 2014-08-19
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2014
Common Stock, $0.0001 par value	51,819,993

MOPALS.COM, INC.

(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

1

MOPALS.COM, INC. AND SUBSIDIARIES

(A Development Stage Company)

(A Delaware Corporation)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet as at June 30, 2014 (unaudited) and December 31, 2013the three and six months ended June 30, 2014 (unaudited)	F-1

Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2014 (unaudited)	F-2

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 (unaudited) and the six months ended June 30, 2014 (unaudited)	F-3

Statement of Shareholders’ Equity	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 to F-14

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash	$-	$437,650
HST/GST Receivable (note 5)	181,087	125,688
Rent Deposit (note 5)	200,000	-
Prepaid & Other Assets (note 5)	16,286	30,142
Total Current Assets	397,373	593,480

Equipment, net (note 6)	38,272	44,918
Total Assets	$435,645	$638,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Bank Overdraft	31,147	-
Accounts Payable & Accrued Liabilities	256,247	181,129
Share Based Accrual	14,924	14,924
MoCoins Liability	17,481	148
Total Current Liabilities	319,799	196,201

Loans from Shareholder (note 7)	818,856	652.633
Total Liabilities	$1,138,655	$848,834
Commitments and Contingencies (note 8)

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 45,698,993 issued & outstanding as of June 30, 2014 and 45,448,993 as of December 31, 2013 (Note 9)	4,570	4,545
Shares Subscribed (note 10)	1,484,795	1,530,250
Share Subscriptions Receivable (note 10)	(1,484,795)	(1,530,250)
Shares to be issued	220	200
Additional Paid In Capital	2,068,071	1,585,192
Deficit Accumulated During the Development Stage	(2,861,092)	(1,854,432)
Accumulated Other Comprehensive Income	85,221	54,059
Total Stockholders’ Deficit	$(703,010)	$(210,436)

Total Liabilities and Stockholders’ Deficit	$435,645	$638,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	For the Period from Inception August 7, 2012 to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consultants & Contractors	250,309	131,279	473,454	263,671	1,412,761
General & Administrative Expenses	76,672	24,714	187,174	63,646	769,170
Occupancy Costs	41,560	21,387	100,268	50,829	228,982
Share Based Compensation (note 11)	118,734	-	237,468	-	426,665
Depreciation	5,070	3,536	8,296	7,420	23,514
Total Expenses	492,345	180,916	$1,006,660	385,566	2,861,092

NET (LOSS)	$(492,345)	$(180,916)	$(1,006,660)	$(385,566)	$(2,861,092)

Total Other Comprehensive Income
Foreign Currency Translation Adjustment	32,848	22,247	31,163	22,133	85,221

Total Comprehensive (Loss)	$(459,497)	$(158,669)	$(975,497)	$(363,433)	$(2,775,871)

Loss per common share (note 12):
Basic and Diluted:
Net (Loss) per common share	$(0.01)	$-	$(0.02)	$(0.01)	$(0.05)

Weighted Average Number of Shares Outstanding – Basic and Diluted During the Period	51,739,437	50,676,274	51,739,437	50,676,274	50,850,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

			For the Period
	For the	For the	August 7,
	Six Months Ended	Six Months Ended	2012 (inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(1,006,660)	(385,566)	(2,861,092)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	8,296	7,420	23,514
Stock-based compensation expense	237,468	-	426,665
Expenses paid for with shares	-	-	150,046
Adjust to par value of shares	-	-	36,900
Increase (Decrease) in net assets:
HST/GST Receivable	(55,399)	-	(181,087)
Decrease in Prepaids and Other Assets	13,856	(29,794)	(16,286)
Bank Overdraft	31,147	-	31,147
Increase in Accounts Payable & Accrued Liabilities	75,118	1,414	256,247
Increase in Share Compensation Accrual	-	14,924	14,924
Increase in MoCoins liability	17,333	-	17,481
Net Cash Flows used in Operating Activities	(678,841)	(391,602)	(2,101,541)

Cash Flows from Financing Activities
Shares Issued	25	129	41,470
Shares to be issued	20	1,920	220
Additional Paid In Capital Adjustment	45,435	469,105	1,254,484
Increase in Shareholders’ Loan	166,223	266,092	818,856
Net Cash Flows from Financing Activities	211,703	737,246	2,115,030

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(14,942)	(2,678)	(75,071)
Net Cash Flows used in Investing Activities	(14,942)	(2,678)	(75,071)

Net Cash Flows	$(482,080)	342,966	(61,582)

Effects of Exchange Rate on Cash	44,430	23,967	61,582

Cash and Cash Equivalents – Beginning of Period	437,650	175,779	-
Cash and Cash Equivalents – End of Period	$-	542,712	-

Supplemental Cash Flow Information
Interest Paid	-	-	-
Income Tax Paid	-	-	-
NonCash Activity - Shares Issued for Rent Deposit	200,000	-	200,000

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

STATEMENT OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	In Capital	Development	Income	Deficit

Balance, January 1, 2013	41,000,000	41,000	-	2,250,000	(2,250,000)	-	(163,237)	1,012	(121,225)
Adjustment to par value		(36,900)	-			36,900			-
Adjustment for opening balance of Mopals			-			(8,946)			(8,946)
Issuance of shares to Mopals Inc. (formerly MBKR) shareholders	1,294,993	129	-	-	-	(129)	-	-	-
Shares Subscribed (note 7)	1,920,000	192	-	(480,000)	-	479,808	-	-	-
Share Subscriptions Receivable (note 7)	-	-	-	-	480,000	-	-	-	480,000
Issuance of common stock	275,000	28	-	-	-	150,046	-	-	150,074
Shares Subscribed (note 7)	959,000	96	-	(239,750)	-	239,654	-	-	-
Share Subscriptions Receivable (note 7)	-	-	-	-	239,750	-	-	-	239,750
Shares to be issued (note 7)	-	-	200	-	-	498,662	-	-	498,862
Issuance of dirctor common stock options	-	-	-	-	-	189,197	-	-	189,197
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	53,047	53,047
Net Loss	-	-	-	-	-	-	(1,691,195)	-	(1,691,195)
Balance December 31, 2013	45,448,993	4,545	200	1,530,250	(1,530,250)	1,585,192	(1,854,432)	54,059	(210,436)
	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	In Capital	Development	Income	Deficit

Balance, January 1, 2013	45,448,993	4,545	200	1,530,250	(1,530,250)	1,585,192	(1,854,432)	54,059	(210,436)
Issuance of shares to landlord	250,000	25	-	-	-	199,975	-	-	200,000
Issuance of dirctor common stock options	-	-	-	-	-	118,734	-	-	118,734
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(1,686)	(1,686)
Net Loss	-	-	-	-	-	-	(514,315)	-	(514,315)
Balance March 31, 2014	45,698,993	4,570	200	1,530,250	(1,530,250)	1,903,902	(2,368,747)	52,373	(407,702)
	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	In Capital	Development	Income	Deficit

Balance, March 31, 2014	45,698,993	4,570	200	1,530,250	(1,530,250)	1,903,902	(2,368,747)	52,373	(407,702)
Share subscriptions funds received, no shares issued	-	-	20	(45,455)	45,455	45,435	-	-	45,455
Issuance of dirctor common stock options	-	-	-	-	-	118,734	-	-	118,734
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	32,848	32,003848
Net Loss	-	-	-	-	-	-	(492,345)	-	(492,345)

Balance June 31, 2014	45,698,993	4,570	220	1,484,795	(1,484,795)	2,068,071	(2,861,092)	85,221	(703,010)

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to June 30, 2014 total $2,861,092. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period. There were no dilutive financial instruments during the period ending June 30, 2014.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2014, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2014	December 31, 2013
Period End CAD-USD exchange rate	$0.9372	$0.9402
Average period CAD-USD exchange rate	$0.9116	$0.9707

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2013 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of June 30, 2014 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

5.	PREPAID AND OTHER ASSETS

	June 30, 2014	December 31, 2013
Harmonized Sales Tax	181,087	125,688
Rent Deposit	200,000	10,548
Prepaid & Other Assets	16,287	19,594
Total	$397,374	$155,830

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

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

6.	EQUIPMENT

The net book value of property, plant & equipment as of June 30, 2014 was as follows:

	Cost	Accumulated Depreciation	Net Book Value
Computer hardware	22,007	7,245	14,762
Computer Software	30,276	13,377	16,899
Furniture & Equipment	9,503	2,892	6,611
Total	$61,786	$23,514	$38,272

Depreciation expense since August 7, 2013 (inception) amounted to $23,514 including depreciation expenses for computer hardware, computer software and furniture and equipment. For the six months ending June 30, 2014, depreciation expense was $8,296. For the previous year ending December 31, 2013, depreciation expense was $7,420.

7.	ADVANCES FROM SHAREHOLDER

As of June 30, 2014, the controlling shareholder and Chief Executive Officer of the Company had advanced $818,856 to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand. In comparison, as of December 31, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $652,633 to fund the working capital of the Company.

8.	COMMITMENTS & CONTINGENCIES

As of June 30, 2014, the Company had agreements to continue leasing office space. The schedule below outlines the expected remaining lease payments over the life of the lease (expires April 30, 2018):

2014	$78,465
2015	$160,632
2016	$169,890
2017	$181,000
2018	$61,568

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

JUNE 30, 2014

9.	CAPITAL STOCK

a)  Authorized

100,000,000 Common Shares with a par value of $0.0001.

b)  Issued

41,000,000 Shares were issued at par value on August 7, 2012 (inception). 1,920,000 common shares were issued against a share subscription at a price of 25 cents per share on July 2, 2013. An additional 959,000 common shares were issued against the same share subscription at 25 cents per share. The Company issued 275,000 shares in September 2013 to an Ontario numbered corporation for services to be rendered. On February 10, 2014, 250,000 shares were issued to the landlord as a guarantee for the lease of the premises.

c)  Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. As of June 30, 2014, none of these options had been exercised. These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total options issued are outlined below:

Year	Options	Strike Price
1	1,200,000	$0.25
2*	1,200,000	$0.35
3*	1,200,000	$0.40

*: not issued as of June 30, 2014

d) Shares to be issued

On December 3, 2013, investors delivered a total of $498,862 to purchase 2,000,000 shares of the company issued at $0.25 per share. As of June 30, 2014, these shares had not been issued.

10.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On June 30, 2014, the balance of the subscription receivable was $1,484,795.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

All the grants vest immediately and expire on the third anniversary of the grant date. The following table summarizes the stock option activities of the Company:

Number of Options
Outstanding as of December 31, 2013	1,200,000
Granted	-
Exercised	-
Outstanding as of June 30, 2014	1,200,000

As of June 30, 2014, the Company had granted a total of 1,200,000 options to purchase common stock to directors, all of which are currently outstanding and of which, 1,200,000 are vested and exercisable.

The Company recorded $237,468 in employment expenses for share-based compensation expense for the six months ended June 30, 2014 (2013 - $189,197) with the corresponding credits to Additional Paid-In Capital.

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

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Weighted average number of common shares outstanding	51,739,437	50,676,274
Weighted-average number of diluted common shares outstanding	51,739,437	50,676,274

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

As of June 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.

14.	SUBSEQUENT EVENT

A claim against MortgageBrokers.com Holdings, Inc., the predecessor of Mopals.com, Inc., was settled in January 2014 for an all-inclusive sum of $48,000. This sum is guaranteed by Alex Haditaghi and MortgageBrokers.com Canada Inc. As of April 15, 2014, $12,000 has been paid and the settlement agreement has been complied with.

Subsequent to June 30, 2014, $97,865 was deposited into the company’s accounts relating to shareholder loans, and $50,866 was deposited into the company’s accounts relating to share subscriptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the six month period ended June 30, 2014. The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Mopals is a development stage internet and mobile based social media brand-loyalty company. Mopals is currently beta testing the first version of our web and mobile software application for both the iOS and Android mobile device operating systems. It is our intent that the Mopals technology platform under development will allow consumers to earn incentives for their spending and referral behavior with retail businesses and allow retail businesses to build their customer base and enhance customer experiences through promotional programs. Our consumer incentives are centered around MoCoins (our points based incentive and currency) for a number of online and ‘in-store’ behaviors within a consumer’s social network including rewards for promotional participation; ‘liking’, sharing or reviewing an experience at a business; referring business promotions; creating content driving polls; or referring friends to join the Mopals community. Mopals aims to be a leader in how brands inspire customer loyalty, driving online, brand enhancing behavior and sales. It is our aim that our technology platform will enable businesses to connect with their customers, giving them a cost effective means to encourage and reward brand enhancing behavior. It is our intent that our proprietary platform ‘IQ Engine’ under development will also allow businesses to receive data associated with their consumer’s behavior from which they might target offers and marketing strategies.

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

As of June 30, 2014, our company had eleven (11) full-time employees and five (5) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended June 30, 2014

Mopals had no reported revenue in our first or second quarter of 2014.

The Company’s reported operating expenses during the three month period ending June 30, 2014 were $492,345. The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	75.0% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees.

●	15.6% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	8.4% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Six months ended June 30, 2014

Mopals had no reported revenue in our first or second quarter of 2014.

The Company’s reported operating expenses during the six month period ending June 30, 2014 were $1,006,660. The primary components that comprise our operating expenses were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	70.6% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees.

●	18.6% of the operating expenses in the reporting period were associated with general and administrative expenses.

●	10.0% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease.

Liquidity and Capital Resources

At June 30, 2014, we had $nil in cash, $181,087 in harmonized sales tax receivable, $200,000 in rent deposit, $16,286 in prepaid expenses and other assets, and $38,272 in equipment, computer software, computer hardware and furniture for a total of $435,645 in assets. Comparatively as at December 31, 2013, we had $437,650 in cash, $125,688 in harmonized sales tax receivable and $30,142 in prepaid expenses and other assets, and $44,918 in equipment and furniture for a total of $638,398 in assets.

At June 30, 2014, we had $31,147 in a bank overdraft, $256,247 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $17,481 in MoCoins payable and $818,856 in loans payable to the Company’s principal shareholder for a total of $1,138,655 in liabilities. Comparatively as at December 31, 2013, we had $181,129 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $148 in MoCoins payable, and $652,633 in loans payable to the Company’s principal shareholder for a total of $848,834 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

●	The Company’s cash position decreased by over 100% over the first six months of 2013 associated with the following:

●	the Company lost $678,841 in cash from operating activities over the first six months of 2014. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company gained $211,703 in cash from financing activities over the first six months of 2014 as we received funds from our principal shareholder in the amount of $166,223.

The Company reported a net cash flow loss from operating activities for the first six months of 2014 of $678,841 with a net increase in cash flow from financing activities of $211,703 and a net negative cash flow from the purchase of capital equipment of $14,942 during the same period for an overall net negative cash flow of $482,080 out of the Company during the period.

The Company needs to raise additional capital to fund our development stage Company activities and to position the Company for a market launch of its planned products and services to generate revenue before the existing capital resources are fully utilized.

In the event that the Company runs out of available working capital resources or experiences an unforeseen negative impact to cash flow, our Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs. There is no certainty that there will be a market for the Company’s capital stock and there is no certainty that lenders will find the Company’s financial health suitable to provide debt financing.

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

For the six months reporting period ended June 30, 2014, the Company reported a net loss from operations of $1,006,660 with a net decrease in cash from operating, investing and financing activities of $482,106 during the same period. Since inception to June 30, 2014, the Company reported a net loss from operations of $2,861,092. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of June 30, 2014, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six month period ending June 30, 2014.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

A claim against MortgageBrokers.com Holdings, Inc., the predecessor of Mopals.com, Inc., was settled in January 2014 for an all-inclusive sum of $48,000. This sum is guaranteed by Alex Haditaghi and MortgageBrokers.com Canada Inc. As of April 15, 2014, $12,000 has been paid and the settlement agreement has been complied with.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Other than as disclosed above, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

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

Dated: August 19, 2014

