Form 10-Q
period 2014-09-30
MOPALS.COM, INC.
filed 2014-11-19
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2014
Common Stock, $0.0001 par value	51,819,993

MOPALS.COM, INC.

(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-14.

1

MOPALS.COM, INC. AND SUBSIDIARIES

(A Development Stage Company)

(A Delaware Corporation)

TABLE OF CONTENTS

Page
Condensed Consolidated Balance Sheet as at September 30, 2014 (unaudited) and December 31, 2013 (audited)	F-1

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 and the period from inception August 7, 2014 to September 30, 2014 (unaudited)	F-2

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and the period from inception August 7, 2014 to September 30, 2014 (unaudited)	F-3

Statement of Shareholders’ Equity from inception August 7, 2014 to September 30, 2014 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 to F-15

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED BALANCE SHEET

Unaudited

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash	$24,694	$437,650
HST/GST Receivable (note 5)	178,254	125,688
Other Receivable (note 5)	50,000	-
Rent Deposit (note 5)	200,000	-
Prepaid & Other Assets (note 5)	77,551	30,142
Total Current Assets	530,499	593,480

Property & Equipment, net (note 6)	33,859	44,918
Total Assets	$564,358	$638,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts Payable & Accrued Liabilities	273,296	181,129
Share Based Accrual	14,924	14,924
MoCoins Liability	23,942	148
Loans from Shareholder (note 7)	874,285	652,633
Total Liabilities	$1,186,447	$848,834

Commitments and Contingencies (note 8)

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 45,698,993 issued & outstanding as of September 30, 2014 and 45,448,993 as of December 31, 2013 (Note 9)	4,570	4,545
Shares Subscribed (note 10)	1,392,605	1,530,250
Share Subscriptions Receivable (note 10)	(1,392,605)	(1,530,250)
Shares to be issued	257	200
Additional Paid In Capital	2,299,144	1,585,192
Deficit Accumulated During the Development Stage	(3,067,243)	(1,854,432)
Accumulated Other Comprehensive Income	141,183	54,059
Total Stockholders’ Deficit	$(622,089)	$(210,436)

Total Liabilities and Stockholders’ Deficit	$564,358	$638,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the Period from Inception August 7, 2012 to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consultants & Contractors	194,109	192,874	667,563	456,545	1,606,870
General & Administrative Expenses	18,294	167,198	205,468	230,844	787,464
Occupancy Costs	2,675	24,058	102,943	74,887	231,657
Share Based Compensation (note 11)	138,920	-	376,388	-	565,585
Depreciation	2,153	3,426	10,449	10,846	25,667
Total Expenses	356,151	387,556	$1,362,811	773,122	3,217,243

OPERATING (LOSS)	$(356,151)	$(387,556)	$(1,362,811)	$(773,122)	$(3,217,243)

Other Income (note 5 )	150,000	-	150,000	-	150,000
NET LOSS	(206,151)	(387,556)	(1,212,811)	(773,122)	(3,067,243)

Foreign Currency Translation Adjustment	55,962	(2,439)	87,124	19,694	141,183

Total Comprehensive (Loss)	$(150,189)	$(389,995)	$(1,125,687)	$(753,428)	$(2,926,060)

Loss per common share (note 12):
Basic and Diluted:
Net (Loss) per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Period	51,782,370	51,295,007	51,782,370	51,295,007	51,043,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

			For the Period
	For the	For the	August 7,
	Nine Months Ended	Nine Months Ended	2012 (inception) to
	September 30, 2014	September 30, 2013	September 30, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(1,212,811)	$(773,122)	$(3,067,243)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	10,449	10,846	25,667
Stock-based compensation expense	376,388	-	565,585
Expenses paid for with shares	-	-	150,046
Adjust to par value of shares	-	-	36,900
Increase (Decrease) in net assets:
HST/GST Receivable	(52,566)	(79,752)	(178,254)
Decrease in Prepaids and Other Assets	(47,409)	-	(77,551)
Increase in Other Receivables	(50,000)	2,212	(50,000)
Increase in Accounts Payable & Accrued Liabilities	92,167	-	273,296
Increase in Share Compensation Accrual	-	14,924	14,924
Increase in MoCoins liability	23,794	-	23,942
Net Cash Flows used in Operating Activities	(859,988)	(824,892)	(2,282,688)

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(16,693)	(4,421)	(58,006)
Net Cash Flows used in Investing Activities	(16,693)	(4,421)	(58,006)

Cash Flows from Financing Activities
Shares Issued	0	129	4,570
Share Subscriptions Fund Received	137,645	471,025	1,392,329
Increase in Shareholders’ Loan	221,652	201,885	874,285
Net Cash Flows from Financing Activities	359,297	673,039	2,271,184

Net Cash Flows	$(517,384)	$(156,274)	$(69,510)

Effects of Exchange Rate on Cash	104,428	18,901	94,204

Cash and Cash Equivalents - Beginning of Period	437,650	175,779	-
Cash and Cash Equivalents - End of Period	$24,694	$38,406	$24,694

Supplemental Cash Flow Information
Interest Paid	-	-	-
Income Tax Paid	-	-	-
Non Cash Activity - Shares Issued for Rent Deposit	$200,000	$-	$200,000

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

STATEMENT OF SHAREHOLDERS’ EQUITY

Unaudited

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, August 7, 2012 (date of inception)
Issuance of common stock	41,000,000	$41,000	$-	$-	$-	$0	$-	$-	$41,000
Shares Subscribed (note 10)	9,000,000	9,000		2,250,000	-	-	-	-	2,259,000
Share Subscriptions Receivable (note 10)	(9,000,000)	(9,000)		-	(2,250,000)	-	-	-	(2,259,000)
Foreign Currency Translation Adjustment	-	-		-	-	-	-	1,012	1,012
Net Accumulated Deficit	-	-		-	-	-	(163,237)	-	(163,237)

Balance December 31, 2012	41,000,000	$41,000	$-	$2,250,000	$(2,250,000)	$0	$(163,237)	$1,012	$(121,225)

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2013	41,000,000	$41,000	$-	$2,250,000	$(2,250,000)	$-	$(163,237)	$1,012	$(121,225)
Adjustment to par value		(36,900)	-			36,900			-
Adjustment for opening balance of Mopals			-			(8,946)			(8,946)
Issuance of shares to Mopals Inc. (formerly MBKR) shareholders	1,294,993	129	-	-	-	(129)	-	-	-
Shares Subscribed (note 10)	1,920,000	192	-	(480,000)	-	479,808	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	480,000	-	-	-	480,000
Issuance of common stock	275,000	28	-	-	-	150,046	-	-	150,074
Shares Subscribed (note 10)	959,000	96	-	(239,750)	-	239,654	-	-	-
Share Subscriptions Receivable (note 10)	-	-	-	-	239,750	-	-	-	239,750
Shares to be issued (note 10)	-	-	200	-	-	498,662	-	-	498,862
Issuance of director options	-	-	-	-	-	189,197	-	-	189,197
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	53,047	53,047
Net Loss	-	-	-	-	-	-	(1,691,195)	-	(1,691,195)
Balance December 31, 2013	45,448,993	$4,545	$200	$1,530,250	$(1,530,250)	$1,585,192	$(1,854,432)	$54,059	$(210,436)

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2014	45,448,993	$4,545	$200	$1,530,250	$(1,530,250)	$1,585,192	$(1,854,432)	$54,059	$(210,436)
Issuance of shares to landlord	250,000	25	-	-	-	199,975	-	-	200,000
Issuance of director options	-	-	-	-	-	118,734	-	-	118,734
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(1,686)	(1,686)
Net Loss	-	-	-	-	-	-	(514,315)	-	(514,315)
Balance March 31, 2014	45,698,993	$4,570	$200	$1,530,250	$(1,530,250)	$1,903,902	$(2,368,747)	$52,373	$(407,703)

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, March 31, 2014	45,698,993	$4,570	$200	$1,530,250	$(1,530,250)	$1,903,902	$(2,368,747)	$52,373	$(407,703)
Share subscriptions funds received, no shares issued	-	-	20	(45,455)	45,455	45,435	-	-	45,455
Issuance of director options	-	-	-	-	-	118,734	-	-	118,734
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	32,848	32,003848
Net Loss	-	-	-	-	-	-	(492,345)	-	(492,345)

Balance June 30, 2014	45,698,993	$4,570	$220	$1,484,795	$(1,484,795)	$2,068,071	$(2,861,092)	$85,221	$(703,010)

	Common Stock		Shares to be	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, June 30, 2014	45,698,993	$4,570	$220	$1,484,795	$(1,484,795)	$2,068,071	$(2,861,092)	$85,221	$(703,010)
Share subscriptions funds received, no shares issued	-	-	37	(92,190)	92,190	92,153	-	-	92,190
Issuance of director options	-	-	-	-	-	138,920	-	-	138,920
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	55,962	55,962
Net Loss	-	-	-	-	-	-	(206,151)	-	(206,151)

Balance September 30, 2014	45,698,993	$4,570	$257	$1,392,605	$(1,392,605)	$2,299,144	$(3,067,243)	$141,183	$(622,089)

The accompanying notes are an integral part of these financial statements.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals.com, Inc. and its subsidiaries were incorporated August 7, 2012 and are organized under the laws of the State of Delaware.

Mopals operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Canada Inc. (a Canadian Federal Corporation). The planned operations of the Company consist of becoming a social media rewards platform in the United States and Canada.

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated Losses from inception to September 30, 2014 total $3,067,243. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period. There were no dilutive financial instruments during the period ending September 30, 2014.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2014, the carrying values of accounts payable and accrued liabilities approximate the fair value attainable because of the short-term maturity of these instruments.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

In accordance with ASC 820-10, “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is calculated using the following annual rates and methods based on the estimated useful lives of the assets:

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

SEPTEMBER 30, 2014

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2014	December 31, 2013
Period End CAD-USD exchange rate	$0.8922	$0.9402
Average period CAD-USD exchange rate	$0.9139	$0.9707

Recent Accounting Pronouncements

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an organizations ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The accompanying condensed consolidated interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated interim financial statements should be read in conjunction with the Company's annual consolidated financial statements, notes and accounting policies included in the Company's annual report on form 10K for the year ended December 31, 2013 as filed with the SEC. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments and changes in estimates, where appropriate) necessary to present fairly the financial position of the Company as of September 30, 2014 and the related operating results and cash flows for the interim periods presented, have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full year.

5.	PREPAID AND OTHER ASSETS

	September 30, 2014	December 31, 2013
Harmonized Sales Tax	178,254	125,688
Rent Deposit	200,000	10,548
Other Receivable	50,000	-
Prepaid & Other Assets	77,551	19,594
Total	$505,805	$155,830

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

250,000 of the Company’s common shares valued at $200,000 were issued to the landlord as guarantee for the lease of the Company’s premises. The shares will be returned to the Company at the end of the lease term.

Other receivables relates to the sale of the Company’s stock symbol for $150,000. The outstanding funds have since been collected.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

6.	PROPERTY AND EQUIPMENT

The net book value of property & equipment as of September 30, 2014 and December 31, 2013 was as follows:

	Cost	Accumulated Depreciation	September 30, 2014 Net Book Value	December 31, 2013 Net Book Value
Computer hardware	20,660	7,697	12,963	16,021
Computer Software	28,424	13,483	14,941	21,590
Furniture & Equipment	8,922	2,967	5,955	7,307
Total	$58,006	$24,147	$33,859	$44,918

Depreciation expense since August 7, 2013 (inception) amounted to $25,667 including depreciation expenses for computer hardware, computer software and furniture and equipment. For the nine months ending September 30, 2014 and 2013, depreciation expense was $10,449 and $10,846, respectively. For the previous year ending December 31, 2013, depreciation expense was $10,846.

7.	LOANS FROM SHAREHOLDER

As of September 30, 2014, the controlling shareholder and Chief Executive Officer of the Company had advanced $874,285 to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand. In comparison, as of December 31, 2013, the controlling shareholder and Chief Executive Officer of the Company had advanced $652,633 to fund the working capital of the Company.

8.	COMMITMENTS & CONTINGENCIES

As of September 30, 2014, the Company has agreements to continue leasing office space. The schedule below outlines the expected remaining lease payments over the life of the lease (expires April 30, 2018):

2014 (remainder)	$39,233
2015	$160,632
2016	$169,890
2017	$181,000
2018	$61,568

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

SEPTEMBER 30, 2014

9.	CAPITAL STOCK

a)  Authorized

100,000,000 Common Shares with a par value of $0.0001.

b)  Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. As of September 30, 2014, none of these options had been exercised. These option plans also contain options that will be granted in the second and third years of employment with Mopals, the details of the total options issued are outlined below:

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3*	1,200,000	$0.40

*: not issued as of September 30, 2014

c) Shares to be issued

As of September 30, 2014, investors delivered a total of $137,645 (December 31, 2013- $498,862) to purchase 2,570,000 (December 31, 2013- 2,000,000) shares of the company issued at $0.25 per share. As of September 30, 2014, these shares had not been issued.

10.	SHARE SUBSCRIPTIONS

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On September 30, 2014, the balance of the subscription receivable was $1,392,605.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

11.	STOCK-BASED COMPENSATION (continued)

December 1, 2013 Option

Fiscal Year ended December 31, 2013	2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	100.69%
Expected dividend yield	0%

July 1, 2014 Option

Fiscal Year ended December 31, 2014	2014

Exercise Price	$0.35
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	340%
Expected dividend yield	0%

July 3, 2014 Option

Fiscal Year ended December 31, 2014	2014

Exercise Price	$0.35
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	340%
Expected dividend yield	0%

July 6, 2014 Option

Fiscal Year ended December 31, 2014	2014

Exercise Price	$0.35
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	340%
Expected dividend yield	0%

All of the grants immediately begin vesting and expire on the third anniversary of the grant date. They are being expensed evenly over the year in which they are vesting. The following table summarizes the stock option activities of the Company:

Number of Options
Outstanding as of December 31, 2013	1,200,000
Granted	900,000
Exercised	-
Outstanding as of September 30, 2014	2,100,000

As of September 30, 2014, the Company had granted a total of 2,100,000 options to purchase common stock to directors, all of which are currently outstanding and of which, 1,200,000 are fully vested and exercisable. No options have been exercised.

The Company recorded $376,388 in employment expenses for share-based compensation expense for the nine months ended September 30, 2014 (nine months ended September 30, 2013 - $ 0) with the corresponding credits to Additional Paid-In Capital.

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

Share Reconciliation
	2014	2013	2012

Opening Balance- January 1	51,569,993	50,000,000	-

Shares Issued in Period	250,000	275,000	41,000,000

Shares Issued to MBKR Shareholders	-	1,294,993	-

Shares Subscription Issued	-	-	9,000,000

Closing Balance:	51,819,993	51,569,993	50,000,000

Balance Sheet

Shares Outstanding	45,698,993
Unissued Share Subscriptions	6.121.000
51,819,993

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Weighted average number of common shares outstanding	51,782,370	51,295,007
Weighted-average number of diluted common shares outstanding	51,782,370	51,295,007

Included in the common shares outstanding are shares to be issued and shares subscribed.

MOPALS.COM, Inc.

(A Development Stage Company)

(A Delaware Corporation)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state.

14.	SUBSEQUENT EVENT

Subsequent to September 30, 2014, $75,000 was deposited into the company’s accounts relating to shareholder loans, and $92,190 was deposited into the company’s accounts relating to share subscription receivables and $100,000 was deposited into the company’s account relating to changing our Ticker symbol.

On October 9, 2014, Mopals.com, Inc. (the “Company” or “MoPals”), executed a private placement engagement agreement (the “Engagement Agreement”) with Amarok Financial, LCC (“Amarok”) and Cabrillo Broker, LLC (“Cabrillo," and together with Amarok, collectively, the “Advisor”), collectively, to undertake a private placement of common shares for gross proceeds of up to US $15 million (the "Offering"). The Offering will be made on a best-efforts, fully-marketed basis. Upon the first closing of any transaction, as defined in the Engagement Agreement, pursuant to the Offering, the Advisor will receive a fee (the “Transaction Fee”) equal to 7% of the aggregate amount of all equity and equity-linked securities placed or committed, with 5% to be paid in cash, and 2% to be paid in restricted stock to be valued at the Offering price offered to investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three and nine month periods ended September 30, 2014. The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2014 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Mopals is a development stage internet and mobile based social media brand-loyalty Company. Mopals has launched the first version of our web and mobile software application for both the iOS and Android mobile device operating systems. It is our intent that the Mopals technology platform under development will allow consumers to earn incentives for their spending and referral behavior with retail businesses and allow retail businesses to build their customer base and enhance customer experiences through promotional programs. Using a unique digital currency, MoCoins™, members can be rewarded for making a purchase at participating retailers, buying and referring offers, creating and completing polls, liking brands, uploading photos, writing reviews, and inviting friends. Through MoPals™, social media influencers monetize their following. Similarly, retailers who use the MoPals™ platform have a means to engage and convert their current social media following to brand ambassadors who foster word-of-mouth advertising. Our members can earn reward incentives (MoCoins) for a number of online and ‘in-store’ behaviors within a consumer’s social network including rewards for promotional participation; ‘liking’, sharing or reviewing an experience at a business; referring business promotions; creating content driving polls; or referring friends to join the Mopals community. Mopals aims to be a leader in how brands inspire customer loyalty, driving online, brand enhancing behavior and sales. It is our aim that our technology platform will enable businesses to connect with their customers, giving them a cost effective means to encourage and reward brand enhancing behavior. It is our intent that our proprietary platform ‘Big Data IQ Engine’ under development will also allow businesses to receive Big Data insights and analytics associated with their consumer’s behavior from which they can use to provide targeted offers and marketing strategies.

Following our product launch, it is Mopal’s plan to earn revenue from business subscriptions and transactions fees to receive ongoing consumer data and as well as from receiving a percentage of promotion-based sales revenue from participating businesses couponing engine.

In addition to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoCoins points sold, the total number of consumers signed up and making use of the Mopals platform and the number of retail businesses who sign on to and offer promotions through the Mopals community.

As of September 30, 2014, our company had fourteen (14) full-time employees and two (2) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended September 30, 2014 and 2013

Mopals had no reported revenue in the third quarter of 2014 or 2013.

The Company’s reported operating expenses during the three month period ended September 30, 2014 were $356,151. Comparatively, the Company’s reported operating expenses during the three month period ended September 30, 2013 were $387,556. The primary components that comprise our operating expenses during the three months ended September 30, 2014 reporting period were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	54.5% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees (2013 – 49.8%).

●	39.01% of the operating expenses in the reporting period were associated with stock-based compensation (2013 – 0%).

●	5.14% of the operating expenses in the reporting period were associated with general and administrative expenses (2013 – 43.1%).

●	0.8% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2013 – 6.2%).

Nine months ended September 30, 2014 and 2013

Mopals had no reported revenue in the nine months ended September 30, 2014 and 2013.

The Company’s reported operating expenses during the nine month period ended September 30, 2014 were $1,362,811. Comparatively, the Company’s reported operating expenses during the nine month period ended September 30, 2013 were $773,122. The primary components that comprise our operating expenses during the nine months ended September 30, 2014 reporting period were salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in detail as follows:

●	49.0% of the operating expenses in the reporting period were associated with salaries, contractor expenses and Consulting fees (2013 – 59%).

●	27.7% of the operating expenses in the reporting period were associated with stock-based compensation (2013 – 0%).

●	15.1% of the operating expenses in the reporting period were associated with general and administrative expenses (2013 – 29.9%).

●	7.6% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2013 - 9.7%).

Liquidity and Capital Resources

At September 30, 2014, we had $24,694 in cash, $178,254 in harmonized sales tax receivable, $200,000 in rent deposit, $77,551 in prepaid expenses and other assets, $50,000 in other receivables and $33,859 in equipment, computer software, computer hardware and furniture for a total of $564,358 in assets. Comparatively as at December 31, 2013, we had $437,650 in cash, $125,688 in harmonized sales tax receivable and $30,142 in prepaid expenses and other assets, and $44,918 in equipment, computer hardware, computer software and furniture for a total of $638,398 in assets.

At September 30, 2014, we had $273,296 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $23,942 in MoCoins payable and $874,285 in loans payable to the Company’s principal shareholder for a total of $1,186,447 in liabilities. Comparatively as at December 31, 2013, we had $181,129 in accounts payable and accrued liabilities, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $148 in MoCoins payable, and $652,633 in loans payable to the Company’s principal shareholder for a total of $848,834 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position decreased by 94.4% over the first nine months of 2014 associated with the following:

●	the Company used $859,988 in cash from operating activities over the first nine months of 2014. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company gained $359,297 in cash from financing activities over the first nine months of 2014 as we received funds from our principal shareholder in the amount of $221,652 and share subscriptions received of $137,645.

The Company reported a net cash flow loss from operating activities for the first nine months of 2014 of $859,988 with a net increase in cash flow from financing activities of $359,297 and a net negative cash flow from the purchase of capital equipment of $16,693 during the same period for an overall net negative cash flow of $517,384 out of the Company during the nine month period.

The Company needs to raise additional capital to fund our development stage Company activities and to position the Company for a market launch of its planned products and services or to generate revenue before the existing capital resources are fully utilized.

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

For the nine months reporting period ended September 30, 2014, the Company reported a net loss from operations of $1,212,811 with a net decrease in cash from operating, investing and financing activities of $517,384 during the same period. Since inception to September 30, 2014, the Company reported a net loss from operations of $3,067,243. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of September 30, 2014, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MOPALS.COM, INC.

Dated: November 19, 2014	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

