Form 10-K
period 2014-12-31
MOPALS.COM, INC.
filed 2015-04-16
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer. (Do not check if a smaller reporting company)	☐	Smaller reporting company.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $848,102.

Number of the registrant’s common stock outstanding as of April 15, 2015: 51,819,993

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

On March 26, 2013, the Company entered into an Agreement of Sale (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canadian Corporation under the control of Alex Haditaghi, the Company’s sole officer and director, and principal shareholder , all of the Company’s equity interest in the Company’s former Mortgage Brokerage Business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s former Mortgage Broker Business, including, but not limited to all commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange. Pursuant to the Agreement of Sale, the Mr. Haditaghi forfeited all rights to any monies owed to Mr. Haditaghi by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation”).

Plan of Operations

MoPals is a development stage company which currently devotes all of its resources developing its core technology and platform, business, Sales and marketing plans, acquiring users and raising investment capital, growing the sales and Software development team.

In the next twelve months, the Company plans to begin the process of raising a minimum of $3 million in additional capital to help fuel its ongoing operations, continue its growth, explore new partnerships, and fully implement its business plan.  Upon completion of its financing, the Company plans to hire 14-20 additional new employees to grow its sales, marketing, and software development teams as well as to fully build out the Company's management team to include a full-time Chief Financial Officer and Chief Operating Officer.  Doing so will ensure that the Company has the necessary technical, management and financial resources to properly scale its business in 2015 and beyond.

Beginning in May 2015, the Company will launch its “Offer Network” and "Loyalty Platform" in the U.S. beginning with an initial launch in Phoenix, Arizona, and immediate surrounding areas.  Additionally, the Company will commence a number of strategic launches in select cities across Canada. The Company believes that if its initial launches prove to be successful, it will increase the Company's chances of receiving additional financing in the future on terms which are favorable to the Company. Our initial U.S. launch will demonstrate that the Company has traction, consumer demand and a clear source of revenue moving forward.

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

According to emarketer.com in a June 18, 2013 on-line article, social media company sales and profits are closely linked to the number of users on the platform. The amount of global social network users was estimated at 1.73 billion people in 2013, up 18% from 2012. Social networking reaches nearly one in four people around the world. According to Emily Adler as published on businessinsider.com on January 5, 2014, social media users are highly engaged. Social media is now the top Internet activity: Americans spend an average of 37 minutes daily on social media, a higher time-spend than any other major Internet activity including email.

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

MoPals Technology Platform & Service

MoPals’ software is planned to be multi-platform and will aim to integrate with all major social media sites, such as Facebook, Twitter, LinkedIn, Instagram, and Pinterest. Our product development approach is centered on building the most useful tools that enable users to connect, share, discover, and communicate with each other. Our services for users are free of charge to consumers and available on the internet and mobile platforms.

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

Accomplishments in 2014

The following summarizes our significant accomplishments in 2014:

i.	In March 2014, the Company announced that it was recognized by the COLLOQUY editorial team in their "COLLOQUY Recognizes" program. The program honors companies, programs and initiatives that exemplify innovative advancements in loyalty marketing by publishing the chosen initiatives in a special feature called "COLLOQUY Recognizes" in each issue of COLLOQUY magazine, published in January, March, May, July, September and November.

ii.	The Company was able to transition from beta test versions for both Android and iOS platforms in June 2014 and released versions 1.0, 1.1 and 1.2. The applications are available on the Android and iOS on-line application store.

iii.	In 2014 the Company migrated its systems from MongoDB (NoSQL database) and PHP homemade framework to PostgreSQL database and Ruby on Rails. This change provides a more stable environment for development and increased scalability.

iv.	In November, 2014, the Company announced that professional basketball player Toronto Raptors' Greivis Vásquez had joined the board of directors of the Company.

v.	On or about December 17, 2014, the Company executed an agreement with it’s first large merchant partner, Easton’s Group of Hotels (“Easton’s”). Further details of this arrangement are provided below under Material Agreements.

Current Business Challenges

i.	Management believes that the Company is largely reliant on large merchants to reach the mass consumer market place. The Company is finding that the sales cycle associating with implementing our loyalty platform with a prospective multinational merchant to be much longer than anticipated.

ii.	Management believes that it will have difficulty attracting users to our on-line loyalty community without more merchants. Presently, all loyalty rewards are compensated directly from the company to its users. The Company has struggled to engage new users due to the slow process of acquiring merchants.

Material Agreements

The following material agreements have been entered into since execution of the Exchange Agreement in March 2013:

i.	On December 19, 2013, the Company entered into a letter of intent with Relativity Sports, LLC (“Relativity”), a sports management company that provides professional athletes with services including contract negotiation, marketing, media relations, fan management, brand building, community involvement and personal services. The letter of intent provides a framework whereby Relativity would provide certain services to have its athletes endorse the Company. A definitive agreement with Relativity and endorsement agreements with select athletes will be negotiated over an exclusive period of up to sixty days. The letter of intent provides details of the proposed terms of the contemplated definitive agreement, stock compensation to be paid by the Company to Relativity upon closing of the contemplated definitive agreements and the terms of the contemplated endorsement agreements between the Company and each Relativity athlete. As of December 31, 2014, the Company has not entered into any definitive agreements related to the Relativity letter of intent.

ii.	On October 9, 2014, Mopals.com, Inc. (the “Company” or “MoPals”), executed a private placement engagement agreement (the “Engagement Agreement”) with Amarok Financial, LCC (“Amarok”) and Cabrillo Broker, LLC (“Cabrillo," and together with Amarok, collectively, the “Advisor”), collectively, to undertake a private placement of common shares for gross proceeds of up to US $15 million (the "Offering"). The Offering will be made on a best-efforts, fully-marketed basis. Upon the first closing of any transaction, as defined in the Engagement Agreement, pursuant to the Offering, the Advisor will receive a fee (the “Transaction Fee”) equal to 7% of the aggregate amount of all equity and equity-linked securities placed or committed, with 5% to be paid in cash, and 2% to be paid in restricted stock to be valued at the Offering price offered to investors. No subscriptions have been received by the end of the reporting period as Amarok, Cabrillo and the Company prepare private placement documentation. Management expects the private placement to close in 2015.

iii.	On or about December 17, 2014, the Company executed an agreement with it’s first large merchant partner, Easton’s Group of Hotels (“Easton’s”). The arrangement allows the Company to deliver to Easton’s it’s big data loyalty rewards platform and providing access for Mopals to Easton’s consumer customer base. Easton’s is the owner and operator of a portfolio of 14 hotels under the three largest hotel brands in the world. The agreement will offer the opportunity for Easton’s guests to earn rewards at various Easton's Group Hotels and redeem rewards at Easton’s as well as other MoPals merchant partners.

Employees & Independent Contractors

As of April 15, 2015, we had fourteen (14) full-time employees and two (2) independent contractors. None of these employees are represented by collective bargaining agreements. The Company considers its relations with its employees and independent contractors to be in good standing.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our shares of common stock are approved for quotation on the OTC Bulletin Board under the symbol “PALS.”

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

2014	High	Low
First Quarter	$1.01	$0.15
Second Quarter	$0.98	$0.41
Third Quarter	$0.95	$0.41
Fourth Quarter	$0.93	$0.35

2013	High	Low
First Quarter	$0.48	$0.20
Second Quarter	$0.90	$0.20
Third Quarter	$0.74	$0.39
Fourth Quarter	$0.60	$0.40

Holders

As of April 15, 2015, there were 120 registered beneficial shareholders of record for our outstanding common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2014 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,050,000	$0.36	0
Equity Compensation Plans not Approved by Security Holders	0	0	0

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2014, 2,800,000 options had been issued under this plan to the Company’s board of directors and 250,000 options to the landlord.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following exemptions were relied upon in the issuance of unregistered securities as referenced here-under over the period covered by this Annual Report:

On October 30, 2014, a director of the Company delivered $223,350 to purchase 1,000,000 common shares of the company issued at $0.25 per share. As of December 31, 2014, these common shares had not been issued.

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock.  They were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

Item 6. Selected Financial Data

We are exempt from reporting this item as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoPals.com, Inc. for the fiscal years ended December 31, 2014 and 2013. The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2014 and notes thereto appearing elsewhere in this Form 10K.

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

In March 2014, the Company announced that it received the first "COLLOQUY Recognizes" award, a new program that honors companies, programs and initiatives that exemplify the most innovative advancements and forward-thinking strategies in loyalty marketing. In addition to the Company many other multinational corporations were recognized by the awards including, Tesco, Starbucks and Bloomingdales. The Company was celebrated by COLLOQUY as, 'Loyalty Program to Watch,' bridging the gap between traditional reward incentives and the social media landscape. It distinguished that the program met the demands of the Company’s target market, Generation Y, by taking a modern approach to loyalty, resulting in a unique program that recognizes and appreciates customer loyalty by investing in its members.

In 2014 we migrated our systems from MongoDB (NoSQL database) and PHP homemade framework to PostgreSQL database and Ruby on Rails. This change provides a more stable environment for development and increased scalability. The decision to move from MongoDB to PostgreSQL was motivated by a need for the consistency in data, integrity in data, capability to normalize the data and ease of data control. The Company found that it would be easier to achieve this with PostgreSQL. The decision to move from PHP homemade framework to Ruby on Rails was based on a need for faster development speed (quick to market), framework consistency, stability and passionate community support. It also provided a better opportunity to find skilled developers who are familiar with Ruby development.

On October 9, 2014, the Company entered into an agreement with California-based Amarok Financial, LCC ("Amarok") and Cabrillo Broker, LLC ("Cabrillo"), collectively, to undertake a private placement of common shares for gross proceeds of up to US $15 million (the "Offering"). The Offering was made on best-efforts, fully-marketed basis. Proceeds from the proposed Offering will be used to fund the Company user and member acquisition, business expansion and signups, continued development of the technology platform, potential acquisition financing and general corporate working capital needs. This private placement has not yet been completed.

In 2014, the company entered into an agreement with Easton's Group of Hotels, Inc. ("Easton's Group"). Easton's Group owns and operates a prominent portfolio of hotels, representing 3000 rooms, 14 restaurants and 14 conference facility areas, under the three largest hotel brands in the world. Easton’s Founder and owner is also a board member and an investor in MoPals. This partnership is expected to serve as a potential revenue stream for the Company with the ability to reach millions of customers and visitors of Easton's Group Hotels.

Mopals.com, Inc. is a development stage internet and mobile brand loyalty social media company.

Results of Operations

Our Company had the following comparative results from operations for the fiscal years ended December 31, 2014 and 2013:

1.	No reported gross revenue in 2014 or 2013.

2.	Operating expenses in 2014 were $2,293,734 as compared with $1,691,195 in 2013; and,

3.	Loss from operations of $2,058,120 in 2014 as compared to a loss of $1,638,148 in 2013.

Revenue Trend Analysis

Our development stage Company had no revenue reported in 2014 or 2013.

Expense Trend Analysis

It is too early in the operation of our Company to identify any significant expense trends other than our expenses have grown 35.6% in our second full year of operation in 2014 at $2,293,734 as compared to our first year of operations in 2013 at $1,691,195. The expense growth is related to the continued development of our Company as we bring our service to market. The two year trends are as follows:

●	our cost of labour associated with employees and consultants rose 64.8% to 1,355,922 in 2014 from $822,929 in 2013 as we built our organization;

●	our general and administrative expenses decreased 34.5% to $367,613 in 2014 from $561,024 in 2013 as we focused on operational expenditure reduction;

●	our occupancy costs increased 35.7% to $141,022 in 2014 from $103,930 in 2013. The change in occupancy costs is associated with a change in office locations to a larger office space to accommodate our growing business;

●	share-based compensation increased 121.4% to $418,827 in 2014 from $189,197 in 2013. This was associated with share-based compensation paid annually to a growing board of directors;

Since inception, the Company has incurred total operating expenses of $4,148,166.

Liquidity

At December 31, 2014, we had $143,482 in cash and $243,964 in prepaid expenses and other assets for a total of $387,446 in current assets. Comparatively, at December 31, 2013, we had $437,650 in cash and $155,830 in prepaid expenses for a total of $593,480 in current assets.

At December 31, 2014, we had $255,078 in accounts payable and accrued liabilities, $500,139 in employee tax deductions payable, $1,855 in accrued MoCoins™ liability, $14,924 in accrued stock-based compensation and $1,125,671 in loans from shareholders for a total of $1,897,667 in liabilities. Comparatively as of December 31, 2013, we had $68,589 in accounts payable and accrued liabilities, $112,540 employee tax deductions payable, $148 in accrued MoCoins™ liability, $14,924 in accrued stock-based compensation and $652,633 in loans from shareholders for a total of $848,834 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2013:

a)	Cash and cash equivalents associated with continuing operations has decreased 67.2% to $143,482 in 2014 from $437,650 in 2013. This is a result of ongoing and growing operations with no revenue and limited investment capital.

b)	The Company has a Canadian harmonized sales tax refund accrual of $121,662 as a receivable owing to them from the Canadian federal government.

c)	Accounts payable and accrued liabilities grew 272% to $255,078 in 2014 as compared to $68,589 in 2013. This is associated primarily with increase in board of director fee accruals of approximately $198,000 and minor amounts associated with trades payable and insurance premium accruals.

d)	Employee tax deductions payable grew 344% to $500,139 in 2014 as compared to $112,540 in 2013. The Company is in arrears on the tax withholdings related to employee source deductions on salaries due to Canada Revenue Agency.

e)	Stock-based compensation accruals fluctuate year to year. The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence. Thus, it is difficult to analyze related trends. The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Our Company had no reported gross revenue in 2014, 2013 or since inception.

The Company decreased its total cash and cash equivalent position at the end of 2014 to $143,482 from $437,650 the previous year as a direct result of a net cash flow out of the Company from operating activities during the reporting period of $1,104,614, a net cash flow into the Company of $722,863 as a result of financing activities during the reporting period and $1,387 of cash used in investing activities. As at December 31, 2014, with no means to generate revenue and until such time as our operating expenses are augmented with revenue, the Company relies upon loans from shareholders and the purchase and sale of common stock via investor subscription agreements to fund our development stage operations. There is no guarantee that there will be a market for the Company’s common stock, an ability to raise investment capital, or an ability to procure shareholder loans in the future to fund our future operations.

Off-Balance Sheet Arrangements

None.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Significant Accounting Policies and New Pronouncements

The following is the most significant accounting policy that has a substantive impact on the underlying discussions and analysis:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of December 31, 2014, is described below:

●	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2014.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on the deficiency identified above. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2014, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table sets forth, as of April 15, 2015, the name and age of our directors and executive officer. The directors hold such office until the next annual meeting of shareholders and until their successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	41	President, CEO, CFO, Chief Accounting Officer and Director
Ralph Lean	67	Director, Chairman
Luce Veilleux	50	Director
Steve Gupta	54	Director
Todd A. Halpern	55	Director
Greivis Vasquez	28	Director

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

Greivis Vásquez, Director

Originally hailing from Venezuela, Mr. Vásquez is a widely celebrated professional NBA player, first drafted in 2010 after a U.S. college career with the University of Maryland men's basketball team. In 2014, he signed a two-year $13 million-dollar contract with the Toronto Raptors. Mr. Vásquez is the recipient of the 2010 Bob Cousy Award given by the Naismith Memorial Basketball Hall of Fame to the nation's best collegiate point guard. In February 20, 2010, Mr. Vásquez scored the 2,000th point of his collegiate career, making him the only player in ACC history to compile at least 2,000 points, 700 assists and 600 rebounds. He was named a unanimous first-team All-ACC selection on March 8, 2010, and the ACC Player of the Year on March 9, 2010. Mr. Vásquez has also won three ACC Player of the Week honors in his final season, which brought his career total to seven. Mr. Vásquez was further named a consensus second-team All-American.

Employment Agreements

The Company has no employment agreement with its founding chief executive officer and director. The Company has entered into service agreements with its five remaining independent non-employee directors.

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

Directors and Committees

The Company currently has six directors and has yet to establish a nominating, audit or other committees of its board of directors. No current board member qualifies as an “audit committee financial expert.” Our Board of Directors performs the principal functions of an Audit Committee. In 2014, five (5) formal board meetings took place.

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

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi, Director and CEO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	60,000 0	60,000 0

Compensation of Directors & Director Agreements

The Company entered into agreements with its current independent board of director members in 2013 and 2014:

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

On November 17, 2014, the Company entered into an agreement with Greivis Vasquez to become a member of the Company’s board of directors. The director’s compensation for board services included $30,000 annually and 400,000 options, having no vestment period, which can be exercised at a strike price of $0.35 into common stock of the Company. The board member’s annual compensation increases to $40,000 per year following the first year of service to the Company. The board member will also earn 500,000 options in year’s two and three, which can be exercised at a strike price of $0.55 and $0.65, respectively, into common stock of the Company upon being fully earned at the end of each respective service period.

Stock Option Grants in the Past Fiscal Year

During 2013, 1,200,000 options for Company common stock were granted to Company directors and are outstanding. The outstanding options have no vestment period and can be exercised at a strike price of $0.25 into common stock of the Company. During 2014, 1,600,000 options for Company common stock were granted to Company directors and are outstanding having no vestment period and can be exercised at a strike price of $0.35 into common stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
8412910 Canada Inc.	41,000,000	(3)	79.93%
8413037 Canada Inc.	4,500,000		8.77%
Directors and Executive Officers
Alex Haditaghi	41,857,800	(4)	81.16%
All directors and officers as a group (1 person)	41,857,800		81.16%

(1)	Unless otherwise provided, the address of all beneficial owners is c/o MoPals.com, Inc., 109 Atlantic Avenue, Suite 300, Toronto, Ontario, M6X 1X4.
(2)	Based on 51,819,993 shares of common stock outstanding of April 15, 2015.
(3)	Equity interest in 8412910 Canada Inc. is wholly-owned by Alex Haditaghi, controlling shareholder Chief Executive Officer, and director of the Company.
(4)	Includes: (1) 857,800 shares of the common stock held directly by Mr. Haditaghi; and (2) Mr. Haditaghi’s beneficial ownership of 41,000,000 shares of common stock held by 8412910 Canada Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Sale of unregistered securities

On October 30, 2014, a director of the company delivered $223,350 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. As of December 31, 2014, these common shares had not been issued.

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock.  They were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

Advances

As of December 31, 2014, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $1,125,671 (as at December 31, 2013 - $652,633) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

We currently have five independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2014, we had incurred $15,000 for professional services rendered for the audit and reviews of our financial statements.

 For the Company's fiscal year ended December 31, 2013, we had incurred $19,000 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's years ended December 31, 2014 and 2013, there were no other audit related fees.

Tax Fees

The Company has accrued no expenses in 2014 for professional services rendered for Canadian tax compliance, tax advice, and tax planning.

All Other Fees

None.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2014 and December 31, 2013, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, the report of EFP Rotenberg, LLP, independent auditors, and the report of McGovern, Hurley, Cunningham, LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

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

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	2003 Equity Compensation Plan (1)
14.1	Code of Ethics (2)
10.1	Share Exchange Agreement by and between MortgageBrokers.com Holdings, Inc., MoPals, Inc., Alex Haditaghi, and the MoPals Shareholders dated March 26, 2013. (3)
10.2	Agreement of Sale by and between MortgageBrokers.com Holdings, Inc., MortgageBrokers.com Canada, Inc. and Alex Haditaghi, dated March 26, 2013. (3)
10.3	Private Placement Engagement Letter, dated October 9, 2014 by and among Mopals.com, Inc., Amarok Financial, LLC and Cabrillo Broker, LLC. (4)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an exhibit on Form SB-2 with the SEC on June 2, 2003.

(2)	Filed as an exhibit on Form 10-KSB with the SEC on March 31, 2005.

(3)	Filed as an exhibit on Current Report to Form 8-K with the SEC on March 26, 2013.

(4)	Filed as an exhibit on Current Report to Form 8-K with the SEC on October 14, 2014

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

Dated: April 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President, Secretary and Director	April 16, 2015
Alex Haditaghi

/s/ Ralph Lean	Chairman of the Board of Directors	April 16, 2015
Ralph Lean

/s/ Luce Veilleux	Director	April 16, 2015
Luce Veilleux

/s/ Steve Gupta	Director	April 16, 2015
Steve Gupta

/s/ Todd A. Halpern	Director	April 16, 2015
Todd A. Halpern

/s/ Greivis Vasquez	Director	April 16, 2015
Greivis Vasquez

MOPALS.COM, INC.

AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

AUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

2005 Sheppard Avenue East, Suite 300 Toronto, Ontario

M2J 5B4, Canada

Phone 416-496-1234

Fax 416-496-0125

Web www.mhc-ca.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of
Mopals.com, Inc.

We have audited the accompanying consolidated balance sheet of Mopals.com, Inc. (the “Company”) (a development stage company) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the year ended December 31, 2014. Mopals.com, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 2013 and for the cumulative period from August 7, 2012 (inception) through December 31, 2013 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated April 15, 2014. Their report included an explanatory paragraph regarding going concern. Our opinion, in so far as it relates to the period from August 7, 2012 (inception) through December 31, 2013, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mopals.com, Inc. (a development stage company) as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the cumulative period from August 7, 2012 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants

Licensed Public Accountants

TORONTO, Canada

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mopals.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mopals.com, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013 and for the period since inception (August 7, 2012) through December 31, 2013. Mopals.com, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mopals.com, Inc. and Subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for year ended December 31, 2013 and for the period since inception (August 7, 2012) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP

Rochester, New York

April 15, 2014

MOPALS.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Cash	$143,482	$437,650
Prepaid & Other Assets (Note 5)	243,964	155,830
Total Current Assets	387,446	593,480

Equipment, net (Note 6)	32,713	44,918
Total Assets	$420,159	$638,398

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	255,078	68,589
Employee Tax Deductions Payable	500,139	112,540
MoCoins™ Liability	1,855	148
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 7)	1,125,671	652,633
Total Liabilities	$1,897,667	$848,834

Commitments and Contingencies (Note 8)
Capital Stock; par value $0.0001, 100,000,000 shares authorized, 45,804,884 shares issued and outstanding on December 31, 2014 (2013 – 45,448,993) (Note 9)	4,580	4,545
Shares Subscribed (Note 10)	1,503,775	1,530,250
Share Subscriptions Receivable (Note 10)	(1,503,775)	(1,530,250)
Shares to be Issued (Note 9(d))	300	200
Additional Paid In Capital	2,376,105	1,585,192
Deficit Accumulated During the Development Stage	(3,998,186)	(1,854,432)
Foreign Currency Translation	139,693	54,059
Total Stockholders’ Deficit	$(1,477,508)	$(210,436)

Total Liabilities and Stockholders’ Deficit	$420,159	$638,398

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended	From Inception (August 7, 2012) to
	December 31, 2014	December 31, 2013	December 31, 2014

EXPENSES
Consultants & Contractors	1,355,922	822,929	2,295,229
General & Administrative Expenses	367,613	561,024	949,609
Occupancy Costs	141,022	103,930	269,736
Share Based Compensation (Note 11)	418,827	189,197	608,024
Depreciation	10,350	14,115	25,568
Total Operating Expense	2,293,734	1,691,195	4,148,166

Loss from Operations	(2,293,734)	(1,691,195)	(4,148,166)

Other Income	149,980	-	149,980
Net Loss	(2,143,754)	(1,691,195)	(3,998,186)

Foreign currency translation adjustment, net of taxes	(85,634)	(53,047)	(139,693)
Other Comprehensive Income	(85,634)	(53,047)	(139,693)

Total Comprehensive Loss	(2,058,120)	(1,638,148)	(3,858,493)

Loss per common share (Note 12):
Basic:
Net (Loss) from operations	(0.05)	(0.04)
Net (Loss) per common share	(0.05)	(0.04)
Diluted:
Net (Loss) from operations	(0.05)	(0.04)
Net (Loss) per common share	(0.05)	(0.04)

Weighted Average Number of Shares Outstanding - Basic During the Year	45,684,825	42,052,529

Weighted Average Number of Shares Outstanding - Diluted During the Year	45,684,825	42,052,529

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	From Inception (August 7, 2012) to
	December 31, 2014	December 31, 2013	December 31, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(2,143,754)	$(1,691,195)	$(3,998,186)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	10,350	14,115	25,568
Increase in Share Compensation Accrual	-	14,924	14,924
Stock-based compensation expense	418,827	189,197	608,024
Expenses paid for with shares	-	150,046	212,521
Adjustment to par value for shares	-	36,900	36,900
Increase (Decrease) in net assets:
Increase in Prepaids & Other Assets	34,168	(123,513)	(121,662)
Increase in MoCoins™ liability	1,707	148	1,855
Increase in Accounts Payable & Accrued Liabilities	574,088	160,781	755,217
Net Cash Flows used in Operating Activities	(1,104,614)	(1,248,597)	(2,5227,314)

Cash Flows from Financing Activities
Shares Issued	10	445	41,445
Shares to be issued	100	200	300
Additional Paid In Capital	249,715	1,209,049	1,458,764
Increase in Shareholders’ Loan	473,038	288,318	1,125,671
Net Cash Flows from Financing Activities	722,863	1,498,012	2,626,190

Cash Flows used in Investing Activities
Purchases of Equipment	(1,768)	(3,711)	(61,897)
Sale of Equipment	381	-	381
Net Cash Flows used in Investing Activities	(1,387)	(3,711)	(61,516)

Net Cash Flows	(383,138)	245,704	37,360

Effects of Exchange Rate on Cash	88,970	16,147	106,122

Cash and Cash Equivalents – Beginning of Period	437,650	175,799	-
Cash and Cash Equivalents – End of Period	$143,482	$437,650	$143,482

Supplemental Cash Flow Information
Interest Paid	$-	$-	$-
Income Taxes Paid	-	-	-
Shares issued for rent deposit	62,500	-	62,500-

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
		$	$	$	$	$	$	$	$
Balance, August 7, 2012 (date of inception)

Issuance of common stock	41,000,000	41,000		-	-	-	-	-	41,000
Shares Subscribed (note 9)	9,000,000	9,000		2,250,000	-	-	-	-	2,259,000
Share Subscriptions Receivable (note 9)	(9,000,000)	(9,000)		-	(2,250,000)	-	-	-	(2,259,000)
Foreign Currency Translation Adjustment	-	-		-	-	-	1,012	-	1,012
Net Accumulated Deficit	-	-		-	-	-	-	(163,237)	(163,237)

Balance December 31, 2012	41,000,000	$41,000		$2,250,000	$(2,250,000)	$-	$(163,237)	$1,012	$(121,225)

	Common Stock		Shares to	Shares	Share Subscriptions	Additional Paid In	Accumulated Deficit during	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	be Issued	Subscribed	Receivable	Capital	Development	Income	Deficit
Balance, January 1, 2013	41,000,000	$41,000	$-	$2,250,000	$(2,250,000)	$-	$(163,237)	$1,012	$(121,225)
Adjustment to par value		(36,900)	-			36,900			-
Adjustment for opening balance of Mopals			-			(8,946)			(8,946)
Issuance of shares to Mopals Inc. (formerly MBKR) shareholders	1,294,993	129	-	-	-	(129)	-	-	-
Shares Subscribed (note 9)	1,920,000	192	-	(480,000)	-	479,808	-	-	-
Share Subscriptions Receivable (note 9)	-	-	-	-	480,000	-	-	-	480,000
Issuance of common stock	275,000	28	-	-	-	150,046	-	-	150,074
Shares Subscribed (note 9)	959,000	96	-	(239,750)	-	239,654	-	-	-
Share Subscriptions Receivable (note 9)	-	-	-	-	239,750	-	-	-	239,750
Shares to be issued (note 9)	-	-	200	-	-	498,662	-	-	498,862
Issuance of director common stock options	-	-	-	-	-	189,197	-	-	189,197
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	53,047	53,047
Net Loss	-	-	-	-	-	-	(1,691,195)	-	(1,691,195)

Balance December 31, 2013	45,448,993	$4,545	$200	$1,530,250	$(1,530,250)	$1,585,192	$(1,854,432)	$54,059	$(210,436)

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Accumulated
			Shares		Share	Additional	Accumulated	other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	Deficit during	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2014	45,448,993	$4,545	$200	$1,530,250	$(1,530,250)	$1,585,192	$(1,854,432)	$54,059	$(210,436)

Issuance of shares to landlord (Note 9)	250,000	25	-	-	-	62,475	-	-	62,500

Shares subscribed (Note 9)	105,891	10	-	(26,475)	26,475	26,465	-	-	26,475

Shares to be issued (Note 9)	-	-	100	-	-	223,250	-	-	223,350

Shares granted to employees (Note 11)	-	-	-	-	-	7,808	-	-	7,808

Issuance of stock options (Note 11)	-	-	-	-	-	470,915	-	-	470,915

Foreign currency translation	-	-	-	-	-	-	-	85,634	85,634

Net Loss		-	-	-	-	- -	(2,143,754)	-	(2, 143,754)

Balance, December 31, 2014	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals Inc. ("Mopals" or the “Company”) was incorporated August 7, 2012 and was organized under the laws of the State of Nevada.

Mopals’ operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Canada Inc. (an Ontario, Canada company).   The planned operations of the Company consist of becoming a social media rewards platform in Canada and the United States.

On March 26, 2013, (the “Closing Date”), MortgageBrokers.com Holdings, Inc. (“MBKR”) entered into a share exchange agreement (the “Exchange Agreement”) by and among (i) MBKR; (ii) MoPals, Inc., a Nevada corporation (“MoPals (Nevada)”); (iii) Alex Haditaghi (“Company Principal Shareholder”); and (iv) the shareholders of MoPals (Nevada) (“MoPals Nevada Shareholders”). Pursuant to the terms of the Exchange Agreement, MBKR acquired 100% of the issued and outstanding equity securities of MoPals (Nevada) in exchange for the issuance of 50,000,000 shares of MBKR’s common stock, par value $0.0001 per share (each a “Share” and collectively, the “Common Stock”)(the “Share Exchange”). On March 26, 2013, the Company filed articles of amendment with the State of Delaware changing the name of our Company to MoPals.com, Inc.

Immediately prior to and concurrent with execution of the Share Exchange, MBKR entered into a certain Agreement of Sale dated March 26, 2013 (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canada Corporation, all of the Company’s equity interest in the Company’s mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s mortgage brokers business, including, but not limited to the commitments, liabilities and contingent liabilities, effective immediately prior to closing of the Share Exchange. Pursuant to the Agreement of Sale, the MBKR Principal Shareholder forfeited all rights to any monies owed to the Company Principal Shareholder by the Company associated with a shareholder loan of approximately $25,000 (the “Spin Out and Cancellation.”)

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to December 31, 2014 total $3,998,186.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

Earnings (Loss) Per Share

The Company accounts for earnings per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period. There were no dilutive financial instruments for the years ending December 31, 2014 and 2013.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2014, the carrying values of accounts payable and accrued liabilities and loans from shareholder approximate the fair value attainable because of the short-term maturity of these instruments.

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

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The accounting estimate that requires management’s most significant judgment is the measurement of accrued liabilities and stock based compensation.

Foreign Currency Translation

Exchange differences arising on the translation of non-monetary items carried at fair value are included in profit or loss for the period except for the differences arising on the translation of non-monetary items in respect of which gains and losses are recognized directly in equity. Exchange differences arising from such non-monetary items are also recognized directly in equity. The Company’s functional and presentation currency is the United States Dollar.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

5.	PREPAID AND OTHER ASSETS

	2014	2013
Prepaid Assets	$122,302	$19,594
Harmonized Sales Tax	121,662	125,688
Other Assets	-	10,548
Total	$243,964	$155,830

The Harmonized Sales Tax (“HST”) is a federal - provincial harmonized sales tax that applies to the supply of most property and services in Canada. Generally, HST registrants must charge and account for the HST on taxable supplies of property and services made in Canada. The HST rate in Ontario is 13%. Registrants collect the HST on most of their sales and pay HST on most purchases they make to operate their business. They can claim an input tax credit, to recover the HST paid or payable on the purchases they use in their commercial activities.

6.	EQUIPMENT

The net book value of equipment as of December 31, 2014 was as follows:

	Cost	Amortization	Net Book Value
Computer hardware	$19,961	$7,437	$12,524
Computer Software	27,462	13,027	14,435
Furniture & Equipment	8,620	2,866	5,754
Total	$56,043	$23,330	$32,713

The net book value of equipment as of December 31, 2013 was as follows:

	Cost	Amortization	Net Book Value
Computer hardware	$19,844	$3,823	$16,021
Computer Software	30,369	8,779	21,590
Furniture & Equipment	9,402	2,095	7,307
Total	$59,615	$14,697	$44,918

Depreciation expense since August 7, 2012 (inception) amounted to $25,568 including depreciation expenses for computer hardware, computer software and furniture and equipment. Depreciation expense for the years ending December 31, 2014 and 2013 was $10,350 and $14,115, respectively.

7.	ADVANCES FROM SHAREHOLDER

As of December 31, 2014, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,125,671 (2013- $652,633) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

8.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a new lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2015	$145,980
2016	146,445
2017	156,022
2018	53,071

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

9.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

b) Issued

On March 27, 2013, 1,294,993 shares were issued to Mopals.com, Inc. shareholders. 1,920,000 common shares were issued against a share subscription at a price of $0.25 per share on July 2, 2013. An additional 959,000 common shares were issued against the same share subscription at $0.25 per share. The Company issued 275,000 common shares in September 2013 to an Ontario numbered corporation for services to be rendered. On February 10, 2014, 250,000 common shares were issued to the landlord as a guarantee for the lease of the premises and valued at $62,500 based on the current stock price on the date of issuance of $0.25. An additional 105,891 common shares were issued against a share subscription at a price of $0.25 per common share during the year ended December 31, 2014.

c) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. On October 25, 2014, an additional director was hired and granted stock options allowing him to purchase 400,000 common shares each at a strike price of $0.35 per share. As of December 31, 2014, none of these options had been exercised. These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total option plans are outlined below:

2013 Director Agreements

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3	1,200,000	$0.40

2014 Director Agreement

Year	Options	Strike Price
1	400,000	$0.35
2	500,000	$0.55
3	500,000	$0.65

d) Shares to be issued

On December 3, 2013, investors delivered a total of $498,862 to purchase 2,000,000 common shares of the Company issued at $0.25 per share. On October 30, 2014, a director of the Company delivered $223,350 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. As of December 31, 2014, these common shares had not been issued.

10.	SHARE SUBSCRIPTIONS RECEIVABLE

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On December 31, 2014, the balance of the subscription receivable was $1,503,775 (2013 - $1,530,520).

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

11.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plan is currently being established in order to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants, and to give such persons an interest in the success of the Company and its subsidiaries. The options and awards will be granted at the discretion of the Board of Directors. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2014 Options Granted

Fiscal Year ended December 31, 2014

Exercise Price	$0.44
Risk-free interest rate	0.49%
Expected term (years)	3.15
Expected volatility	243%
Expected dividend yield	0%

2013 Options Granted

Fiscal Year ended December 31, 2013

Exercise Price	$0.25
Risk-free interest rate	3.00%
Expected term (years)	3
Expected volatility	107%
Expected dividend yield	0%

During the year ended December 31, 2014, the Company granted 100,000 common shares to certain employees. These common shares vest over 12 months. These shares were valued at $16,666 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $7,808 was accrued at December 31, 2014 and recorded as stock based compensation on the consolidated statements of operations.

All of the director stock options begin vesting immediately over 12 months and expire on the third anniversary of the grant date. The Company granted 1,600,000 stock options to directors in 2014 (2013 – 1,200,000) and 250,000 stock options to the landlord in 2014 (2013 – nil). The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2012	-	-
Granted	1,200,000	0.25
Balance, December 31, 2013	1,200,000	0.25
Granted	1,850,000	0.44
Balance, December 31, 2014	3,050,000	0.36

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

11.	STOCK-BASED COMPENSATION (Continued)

The Company’s computation of expected volatility for the years ended December 31, 2014 and 2013 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at December 31, 2014 was 3,050,000 (2013 – 1,200,000). The weighted average grant date fair value of the options granted during the year ended December 31, 2014, was $0.24 (2013 - $0.40).

As at December 31, 2014, the Company had 1,450,000 (2013 – nil) vested options. As at December 31, 2014, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 1,600,000 (2013 – 1,200,000) with a weighted average contractual life of 3 years (2013 – 3 years) and exercise price of $0.35 (2013 - $0.25). As at December 31, 2014, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $259,253 (2013 - $285,739). The weighted average time remaining for these options to vest is 0.67 years (2013 – 0.61 years).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at December 31, 2014.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
1,200,000	1.61	$0.25	1,200,000	$0.25	1.61
1,600,000	2.68	0.35	-	0.35	2.68
250,000	3.32	1.00	250,000	1.00	3.32
3,050,000	2.31	$0.36	1,450,000	$0.38	1.90

The Company recorded $418,827 in employment expenses for share-based compensation expense and $59,802 as a prepaid expense related to the deposit on the leased premises for the year ended December 31, 2014 (2013 - $189,197) with the corresponding credits to Additional Paid in Capital.

MOPALS.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

	December 31, 2014	December 31, 2013
Weighted average number of common shares outstanding	45,684,825	42,052,529
Weighted-average number of diluted common shares outstanding	45,684,825	42,052,529

13.	INCOME TAXES

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

As of December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at December 31, 2014 and 2013 have not been recorded due to the fact that they are fully reserved. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

14.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, a director of the Company delivered $223,350 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. These common shares have been recorded as shares to be issued.

See Note 7.

15.	COMPARATIVE FIGURES

Certain of the prior years comparative figures have been reclassified to conform to the current year presentation.

16.	SUBSEQUENT EVENT

Subsequent to December 31, 2014, the Company received a subscription for 100,000 common shares of the Company at $0.25 per share for gross proceeds of $25,000.

