Form 10-Q
period 2015-03-31
MOPALS.COM, INC.
filed 2015-05-20
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2015
Common Stock, $0.0001 par value	51,819,993

MOPALS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-12.

1

MOPALS.COM, INC.

AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

UNAUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

CONTENTS

Condensed Interim Consolidated Balance Sheets as at March 31, 2015 & December 31, 2014 (unaudited)	F-2

Condensed Interim Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2015 and 2014 (unaudited)	F-3

Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	F-4

Condensed Interim Consolidated Statements of Stockholders' Deficit as at March 31, 2015 (unaudited)	F-5

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-6 to F-12

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2015	2014
ASSETS
Cash	$65,710	$143,482
Prepaid & Other Assets (Note 4)	245,639	243,964
Total Current Assets	311,349	387,446

Equipment, net (Note 5)	27,313	32,713
Total Assets	$338,662	$420,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	223,031	255,078
Employee Tax Deductions Payable	528,574	500,139
MoCoins™ Liability	1,697	1,855
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	1,147,443	1,125,671
Total Liabilities	$1,915,669	$1,897,667

Commitments and Contingencies (Note 7)
Capital Stock; par value $0.0001 (Note 8)	4,580	4,580
Shares Subscribed (Note 9)	1,503,775	1,503,775
Share Subscriptions Receivable (Note 9)	(1,503,775)	(1,503,775)
Shares to be Issued (Note 8)	370	300
Additional Paid In Capital	2,679,429	2,376,105
Deficit	(4,536,176)	(3,998,186)
Foreign Currency Translation	274,790	139,693
Total Stockholders’ Deficit	$(1,577,007)	$(1,477,508)

Total Liabilities and Stockholders’ Deficit	$338,662	$420,159

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014

EXPENSES
Consultants & Contractors	$291,421	$223,145
General & Administrative Expenses	110,459	110,502
Occupancy Costs	33,362	58,708
Stock Based Compensation (Note 10)	98,927	118,734
Depreciation	3,821	3,226
Total Operating Expense & Loss before Income Taxes	537,990	514,315
Provision for Income Taxes	-	-
Net loss	(537,990)	(514,315)

Foreign currency translation adjustment, net of taxes	(135,097)	(1,686)
Other Comprehensive Income	(135,097)	(1,686)

Total Comprehensive Loss	$(402,893)	$(516,001)

Loss per common share (Note 11):
Basic and diluted:
Net (Loss) per common share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and diluted during the period	45,804,884	42,658,881

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the Three Months Ended	For the Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(537,990)	(514,315)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,821	3,226
Stock-based compensation expense	98,927	118,734
Increase (Decrease) in net assets:
(Decrease) in Prepaids & Other Assets	(1,675)	(53,639)
(Decrease) increase in MoCoins™ liability	(158)	118
(Decrease) increase in Accounts Payable & Accrued Liabilities	(3,612)	28,197
Net Cash Flows used in Operating Activities	(440,687)	(417,679)

Cash Flows from Financing Activities
Shares to be issued	70	-
Additional Paid In Capital (Cash portion)	204,397	-
Increase in Shareholders’ Loan	120,840	42,983
Net Cash Flows from Financing Activities	325,307	42,983

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(1,129)	(314)
Net Cash Flows used in Investing Activities	(1,129)	(314)

Net Cash Flows	$(116,509)	(375,010)

Effects of Exchange Rate on Cash	38,737	(1,058)

Cash – Beginning of Period	143,482	437,650
Cash – End of Period	$65,710	$61,582

Supplemental Cash Flow Information
Interest Paid	$-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

			Shares		Shares	Additional	Accumulated Deficit	Accumulated other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	during	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2015	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

Shares issued (Note 8)	-	-	70	-	-	204,397	-	-	204,467

Issuance of director stock options	-	-	-	-	-	98,927	-	-	98,927

Foreign currency translation	-	-	-	-	-	-	-	135,097	135,097

Net Loss	-	-	-	-	-	-	(537,990)	-	(537,990)

Balance, March 31, 2015	45,804,884	4,580	370	1,503,775	(1,503,775)	2,679,429	(4,536,176)	274,790	(1,577,007)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1.	NATURE OF OPERATIONS AND ORGANIZATION

Mopals.com, Inc. ("Mopals" or the “Company”) were incorporated August 7, 2012 and was organized under the laws of the State of Nevada.

Mopals’ operations are presently conducted through the Company’s wholly owned subsidiary, Mopals Canada Inc. (an Ontario, Canada company).   The planned operations of the Company consist of becoming a social media rewards platform in Canada and the United States. The Company is currently conducting development activities to operationalize certain technology that the Company has developed so it can attract users to its platform. During the last year, the Company secured a facility in Toronto, Ontario, Canada, which houses all of its employees and development activities. The Company also is in the process of raising additional equity capital to support the completion of its development activities to begin the launch of its application.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology and applications.

2.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Mopals.com, Inc. for the most recently completed fiscal year ended December 31, 2014. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual consolidated financial statements for the year ended December 31, 2014, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2015, and the results of its operations for the three month periods ended March 31, 2015 and 2014 and its cash flows for the three month periods ended March 31, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

2.	BASIS OF PRESENTATION (Continued)

a) Estimates

The preparation of these consolidated financial statements has required management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to accrued liabilities, income taxes and stock based compensation. The Company bases its estimates on historical experiences and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates. As adjustments become necessary, they are reported in earnings in the period in which they become known.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-10 during the year ended December 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to March 31, 2015 total $4,536,176 and the Company had a working capital deficiency of $1,604,320 as at March 31, 2015.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	PREPAID AND OTHER ASSETS

	March 31,	December 31,
	2015	2014

Prepaid Assets	$122,302	$122,302
Harmonized Sales Tax	123,337	121,662
Total	$245,639	$243,964

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

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

5.	EQUIPMENT

The net book value of property, plant & equipment as of March 31, 2015 was as follows:

	Cost	Amortization	NBV
Computer hardware	$18,987	$8,234	$10,753
Computer Software	25,522	13,831	11,691
Furniture & Equipment	7,885	3,016	4,869
Total	$52,394	$25,081	$27,313

The net book value of property, plant & equipment as of December 31, 2014 was as follows:

	Cost	Amortization	NBV
Computer hardware	$19,961	$7,437	$12,524
Computer Software	27,462	13,027	14,435
Furniture & Equipment	8,620	2,866	5,754
Total	$56,043	$23,330	$32,713

Depreciation expense for the three months ending March 31, 2015 and 2014 was $3,821 and $3,226, respectively.

6.	LOANS FROM SHAREHOLDER

As of March 31, 2015, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,147,443 to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a new lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2015 (remainder)	$106,526
2016	146,445
2017	156,022
2018	53,071

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

8.	CAPITAL STOCK (Continued)

b) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. On October 25, 2014, an additional director was hired and granted stock options allowing him to purchase 400,000 common shares each at a strike price of $0.35 per share. As of March 31, 2015, 600,000 of these options had been exercised. These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total option plans are outlined below:

2013 Director Agreements

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3	1,200,000	$0.40

2014 Director Agreement

Year	Options	Strike Price
1	400,000	$0.35
2	500,000	$0.55
3	500,000	$0.65

c) Shares to be issued

On October 30, 2014, a private investor delivered $223,350 to purchase 1,000,000 shares of the Company issued at $0.25 per share. During the period ended March 31, 2015, two directors delivered $204,467 to purchase 700,000 common shares of the Company (600,000 were upon the exercise of stock options and 100,000 were upon a share subscription), 400,000 of these common shares were subscribed at $0.25 per share and 300,000 were subscribed at $0.35 per share. As of March 31, 2015, these shares had not been issued.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

9.	SHARE SUBSCRIPTIONS RECEIVABLE

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On March 31, 2015, the balance of the subscription receivable was $1,503,775 (December 31, 2014 - $1,503,775).

10.	STOCK-BASED COMPENSATION

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

During the year ended December 31, 2014, the Company granted 100,000 common shares to certain employees. These common shares vest over 12 months. These shares were valued at $16,666 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $4,110 was accrued at March 31, 2015 (December 31, 2014 - $7,808) and recorded as stock based compensation on the consolidated statements of operations.

All of the director stock options begin vesting immediately over 12 months and expire on the third anniversary of the grant date. The Company granted NIL stock options to directors during the three month period ended March 31, 2015 (2014 – NIL). The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,200,000	$0.25
Granted	1,850,000	0.44
Balance, December 31, 2014	3,050,000	0.36
Exercised	(600,000)	0.30
Balance, March 31, 2015	2,450,000	$0.38

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

10.	STOCK-BASED COMPENSATION (continued)

The Company’s computation of expected volatility for the periods ended March 31, 2015 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at March 31, 2015 was 2,450,000 (December 31, 2014 – 3,050,000). The weighted average grant date fair value of the options granted during the three month period ended March 31, 2015 was n/a (2014 – n/a).

As at March 31, 2015, the Company had 1,150,000 (December 31, 2014 – 1,450,000) vested options. As at March 31, 2015, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at 1,300,000 (December 31, 2014 – 1,600,000) with a weighted average contractual life of 3 years (December 31, 2014 – 3 years) and exercise price of $0.35 (December 31, 2014 - $0.25). As at March 31, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $164,437 (December 31, 2014 - $259,253). The weighted average time remaining for these options to vest is 0.42 years (December 31, 2014 – 0.67 years).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at March 31, 2015.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	1.40	$0.25	900,000	$0.25	1.40
1,300,000	2.46	0.35	-	0.35	-
250,000	3.08	1.00	250,000	1.00	3.08
2,450,000	2.14	$0.38	1,150,000	$0.41	1.76

The Company recorded $98,927 for share-based compensation expense for the three month period ending March 31, 2015 (2014 - $118,734).

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

11.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	Three Months ended March 31, 2015	Three months ended March 31, 2014
Weighted average number of common shares outstanding	45,804,884	42,658,881
Weighted-average number of diluted common shares outstanding	45,804,884	42,658,881

12.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-20. ASC 740-20 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740-20 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As of March 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at March 31, 2015 and December 31, 2014 have not been recorded due to the fact that they are fully reserved. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2015. The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

It is Mopal’s plan to earn revenue from business subscriptions and transaction fees to receive ongoing consumer data and as well as from receiving a percentage of promotion-based sales revenue from participating businesses couponing engine.

In addition to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoCoins points sold, the total number of consumers signed up and making use of the Mopals platform and the number of retail businesses who sign on to and offer promotions through the Mopals community.

As of March 31, 2015, our company had fourteen (14) full-time employees and two (2) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com .

Subsequent Event

On April 20, 2015, the Company disclosed in an 8K filing that Todd Halpern had resigned from the Company’s board of directors. On May 13, 2015, Steve Gupta resigned, effective immediately, from the Company’s board of directors. On May 14, 2015, Ralph Lean, Luce Veilleux and Greivis Vasquez resigned, effective immediately, from the Company’s board of directors. These board resignations were associated with cost saving measures taken by the Company and were not a result of any disagreements relating to the Company’s operations, policies or practices.

As at the date of this filing, Alex Haditaghi, chief executive officer, remains the sole member of the board of directors.

Results of Operations

Three months ended March 31, 2015

Mopals had no reported revenue in the first quarter of 2015.

The Company’s reported operating expenses during the three month period ended March 31, 2015 were $537,990. Comparatively, the Company’s reported operating expenses during the three month period ended March 31, 2014 were $514,315. The primary components that comprise our operating expenses during the three months ended March 31, 2015 reporting period were salaries and consultant/contractor fees, general and administrative expenses, occupancy costs and stock-based compensation which are explained in detail as follows:

●	54.2% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees (2014 – 43.4%).

●	18.4% of the operating expenses in the reporting period were associated with stock-based compensation (2014 – 23.1%).

●	20.5% of the operating expenses in the reporting period were associated with general and administrative expenses (2014 – 21.5%).

●	6.2% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2014 – 11.4%).

Liquidity and Capital Resources

At March 31, 2015, we had $65,710 in cash, $123,337 in harmonized sales tax receivable, $122,302 in prepaid assets and $27,313 in equipment, computer software, computer hardware and furniture for a total of $338,662 in assets. Comparatively as at December 31, 2014, we had $143,482 in cash, $121,662 in harmonized sales tax receivable, $122,302 in prepaid expenses, and $32,713 in equipment, computer hardware, computer software and furniture for a total of $420,159 in assets.

At March 31, 2015, we had $223,031 in accounts payable and accrued liabilities, $528,574 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $1,697 in MoCoins payable and $1,147,443 in loans payable to the Company’s principal shareholder for a total of $1,915,669 in liabilities. Comparatively as at December 31, 2014, we had $255,078 in accounts payable and accrued liabilities, $500,139 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $1,855 in MoCoins payable, and $1,125,671 in loans payable to the Company’s principal shareholder for a total of $1,897,667 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position decreased by 54.2% over the first three months of 2015 associated with the following:

●	the Company used $440,687 in cash from operating activities over the first three months of 2015. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company received $325,307 in cash from financing activities over the first three months of 2015 as we received funds from our principal shareholder in the amount of $120,840 and a share subscription and an option exercise received in total of $204,467.

The Company reported a net cash flow loss from operating activities for the first three months of 2015 of $440,687 with a net increase in cash flow from financing activities of $325,307 and a net negative cash flow from the purchase of capital equipment of $1,129 during the same period for an overall net negative cash flow of $116,509 out of the Company during the three month period.

The Company needs to raise additional capital to fund our development stage Company activities and to position the Company for a market launch of its planned products and services or to generate revenue before the existing capital resources are depleted.

In the event that the Company runs out of available working capital resources or experiences an unforeseen negative impact to cash flow, our Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs. There is no certainty that shareholders will be able to provide capital contributions or loans to the Company. There is no certainty that there will be a market for the Company’s capital stock. There is no certainty that lenders will find the Company’s financial health and development stage suitable to provide debt financing.

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

For the three months reporting period ended March 31, 2015, the Company reported a net loss from operations of $537,990 with a net decrease in cash from operating, investing and financing activities of $116,509 during the same period and a working capital deficiency of $1,604,320. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing. Management’s plan is to secure additional working capital funds through future debt or equity financings. There is no certainty that there will be a market for the Company’s capital stock. There is also no certainty that shareholders will be able to provide future capital contributions or loans to the Company.

The interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of March 31, 2015, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2015, two directors delivered $204,467 to purchase 700,000 common shares of the Company, 400,000 of these common shares were subscribed at $0.25 per share and 300,000 were subscribed at $0.35 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 20, 2015, the Company disclosed in an 8K filing that Todd Halpern had resigned from the Company’s board of directors. On May 13, 2015, Steve Gupta resigned, effective immediately, from the Company’s board of directors. On May 14, 2015, Ralph Lean, Luce Veilleux and Greivis Vasquez resigned, effective immediately, from the Company’s board of directors. These board resignations were associated with cost saving measures taken by the Company and were not a result of any disagreements relating to the Company’s operations, policies or practices.

As at the date of this filing, Alex Haditaghi, Chief Executive Officer, remains the sole member of the board of directors.

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

MOPALS.COM, INC.

Dated: May 20, 2015	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

