Form 10-Q/A
period 2015-03-31
MOPALS.COM, INC.
filed 2015-06-15
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

MOPALS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

EXPLANATORY NOTE

Mopals.com, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2015. The Company is filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) solely for the purpose of amending the disclosure in Item 2 of Part 1 and Item 5 of Part II. This Form 10-Q/A hereby amends Item 2 of Part 1, under the subheading “Subsequent Events” and hereby amends and restates in its entirety Item 5 of Part II of the Original Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, the Company has included currently dated certifications as exhibits.

No attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Original Form 10-Q, including, without limitation, the financial statements. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update the disclosures in the Original Form 10-Q, except as set forth in this Form 10-Q/A, and should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

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

The above members of the Company’s board of directors resigned because of a disagreement between these board members and the Company’s management over the strategic direction of the company, and the Company’s CEO, being the majority shareholder, would have the right to dismiss the board members.

To date of this filing, Alex Haditaghi, chief executive officer, remains the sole member of the board of directors.

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

The above members of the Company’s board of directors resigned because of a disagreement between these board members and the Company’s management over the strategic direction of the company, and the Company’s CEO, being the majority shareholder, would have the right to dismiss the board members.

To date of this filing, Alex Haditaghi, chief executive officer, remains the sole member of the board of directors.

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

MOPALS.COM, INC.

Dated: June 15 , 2015	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

