Form 10-Q
period 2015-06-30
MOPALS.COM, INC.
filed 2015-08-19
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2015
Common Stock, $0.0001 par value	45,804,884

MOPALS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

1

MOPALS.COM, INC.

AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

UNAUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

CONTENTS

Condensed Interim Consolidated Balance Sheets as at June 30, 2015 & December 31, 2014 (unaudited)	F-2

Condensed Interim Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2015 and 2014 (unaudited)	F-3

Condensed Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	F-4

Condensed Interim Consolidated Statements of Stockholders' Deficit as at June 30, 2015 (unaudited)	F-5

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-6 to F-11

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2015	2014
ASSETS
Cash	$55,860	$143,482
Prepaid & Other Assets (Note 4)	257,167	243,964
Total Current Assets	313,027	387,446

Equipment, net (Note 5)	25,613	32,713
Total Assets	$338,640	$420,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	274,640	255,078
Employee Tax Deductions Payable MoCoins™ Liability	603,570 4,318	500,139 1,855
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	1,413,146	1,125,671
Total Liabilities	$2,310,598	$1,897,667

Commitments and Contingencies (Note 7)
Capital Stock; par value $0.0001 (Note 8)	4,580	4,580
Shares Subscribed (Note 9)	1,503,775	1,503,775
Share Subscriptions Receivable (Note 9)	(1,503,775)	(1,503,775)
Shares to be Issued (Note 8)	370	300
Additional Paid In Capital	2,538,187	2,376,105
Deficit Accumulated During the Development Stage	(4,767,667)	(3,998,186)
Foreign Currency Translation	252,572	139,693
Total Stockholders’ Deficit	$(1,971,958)	$(1,477,508)

Total Liabilities and Stockholders’ Deficit	$338,640	$420,159

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

EXPENSES (RECOVERIES)
Consultants & Contractors	250,186	250,309	541,607	473,454
General & Administrative Expenses	83,166	76,672	193,625	187,174
Occupancy Costs	35,248	41,560	68,610	100,268
Share Based Compensation (Note 10)	(141,242)	118,734	(42,315)	237,468
Depreciation	4,133	5,070	7,954	8,296
Total Operating Expense & Loss before Income Taxes	231,491	492,345	769,481	1,006,660
Provision for Income Taxes	-	-	-	-
Net loss from Operations	(231,491)	(492,345)	(769,481)	(1,006,660)

Foreign currency translation adjustment, net of taxes	(22,220)	32,848	112,879	31,163
Other Comprehensive (Loss) Income	(22,220)	32,848	112,879	31,163

Total Comprehensive Loss	(253,711)	(459,497)	(656,602)	(975,497)

Loss per common share (Note 11):
Basic and Diluted:
Net (Loss) per common share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Period	45,804,884	51,739,437	45,804,884	51,739,437

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the Six Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(769,481)	(1,006,660)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,954	8,296

Stock-based compensation expense (recovery)	(42,315)	237,468

Increase (Decrease) in net assets:
Increase in Prepaids & Other Assets	(13,203)	(41,543)
Bank Overdraft	-	31,147
Increase in MoCoins™ liability	2,463	17,333
Increase in Accounts Payable & Accrued Liabilities	200,993	75,118
Net Cash Flows used in Operating Activities	(613,589)	(678,841)

Cash Flows from Financing Activities
Shares Issued	-	25
Shares to be issued	70	20
Additional Paid In Capital	126,397	45,435
Increase in Shareholders’ Loan	254,346	166,223
Net Cash Flows from Financing Activities	380,813	211,703

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(3,066)	(14,942)

Net Cash Flows used in Investing Activities	(3,066)	(14,942)

Net Cash Flows	$(235,842)	(482,080)

Effects of Exchange Rate on Cash	148,220	44,430

Cash and Cash Equivalents – Beginning of Period	143,482	437,650
Cash and Cash Equivalents – End of Period	$55,860	-

Supplemental Cash Flow Information
Interest Paid	$-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

			Shares		Shares	Additional	Accumulated Deficit	Accumulated other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	during	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2015	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

Shares to be issued (Note 8)	-	-	70	-	-	204,397	-	-	204,467

Share based compensation	-	-	-	-	-	12,431	-	-	12,431

Options forfeited	-	-	-	-	-	(54,746)	-	-	(54,746)

Foreign currency translation	-	-	-	-	-	-	-	112,879	112,879

Net Loss	-	-	-	-	-	-	(769,481)	-	(769,481)

Balance, June 30, 2015	45,804,884	4,580	370	1,503,775	(1,503,775)	2,538,187	(4,767,667)	252,572	(1,971,958)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Mopals.com, Inc. most recently completed fiscal year ended December 31, 2014. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited consolidated financial statements for the year ended December 31, 2014, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2015, and the results of its operations for the three and six month periods ended June 30, 2015 and 2014 and its cash flows for the six month periods ended June 30, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual audited consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to June 30, 2015 total $4,767,667.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	PREPAID AND OTHER ASSETS

	June 30,	December 31,
	2015	2014
Prepaid Assets	122,302	122,302
Harmonized Sales Tax	134,865	121,662
Total	$257,167	$243,964

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

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

5.	EQUIPMENT

The net book value of property, plant & equipment as of June 30, 2015 was as follows:

	Cost	Amortization	NBV
Computer hardware	$21,223	$10,100	$11,123
Computer Software	25,949	16,008	9,941
Furniture & Equipment	8,017	3,468	4,549
Total	$55,189	$29,576	$25,613

The net book value of property, plant & equipment as of December 31, 2014 was as follows:

	Cost	Amortization	NBV
Computer hardware	$19,961	$7,437	$12,524
Computer Software	27,462	13,027	14,435
Furniture & Equipment	8,620	2,866	5,754
Total	$56,043	$23,330	$32,713

Depreciation expense for the six months ending June 30, 2015 and 2014 was $7,954 and $8,296, respectively.

6.	ADVANCES FROM SHAREHOLDER

As of June 30, 2015, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,413,146 to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a new lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2015 (remainder)	65,132
2016	136,201
2017	145,108
2018	49,359

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

JUNE 30, 2015

8.	CAPITAL STOCK (Continued)

b) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. On October 25, 2014, an additional director was hired and granted stock options allowing him to purchase 400,000 common shares each at a strike price of $0.35 per share. As of June 30, 2015, 600,000 of these options had been exercised. These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total option plans are outlined below:

2013 Director Agreement

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3	1,200,000	$0.40

2014 Director Agreement

Year	Options	Strike Price
1	400,000	$0.35
2	500,000	$0.55
3	500,000	$0.65

c) Shares to be issued

On October 30, 2014, a private investor delivered $223,350 to purchase 1,000,000 shares of the company issued at $0.25 per share. During the period ended June 30, 2015, one director subscribed for 100,000 common shares at $0.25 per share for cash proceeds of $24,467.  Another director exercised her options to acquire 300,000 common shares at $0.25 per share and 300,000 common shares at $0.35 per share for total consideration of $180,000 of which $102,000 was received in cash and $78,000 was in settlement of directors’ fees owed to this individual. As of June 30, 2015, these shares had not been issued.

9.	SHARE SUBSCRIPTIONS RECEIVABLE

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On June 30, 2015, the balance of the subscription receivable was $1,503,775 (December 31, 2014 - $1,503,775).

10.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plan is currently being established in order to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants, and to give such persons an interest in the success of the Company and its subsidiaries. The options and awards will be granted at the discretion of the Board of Director. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

2014 Options Granted

Fiscal Year ended December 31, 2014

Exercise Price	$0.44
Risk-free interest rate	0.49%
Expected term (years)	3.15
Expected volatility	243%
Expected dividend yield	0%

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

10.	STOCK-BASED COMPENSATION (Continued)

During the year ended December 31, 2014, the Company agreed to issue 100,000 common shares to certain employees. These common shares vest over 12 months. These shares were valued at $16,666 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $10,696 was accrued at June 30, 2015 (December 31, 2014 - $5,970) and recorded as stock based compensation on the consolidated statements of operations.

During the three months ended June 30, 2015, the Company agreed to issue 50,000 common shares to a certain employee. These common shares vest over 12 months. These shares were valued at $8,333 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $1,735 was accrued at June 30, 2015 and recorded as stock based compensation on the consolidated statements of operations.

All of the director stock options vest over the 36 months. The Company granted NIL stock options to directors during the six month period ended June 30, 2015 (2014 – nil). The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,200,000	0.25
Granted	1,850,000	0.44
Balance, December 31, 2014	3,050,000	0.36
Granted	-	-
Exercised	(600,000)	0.30
Options Forfeited	(1,300,000)	0.35
Balance, June 30, 2015	1,150,000	0.41

The Company’s computation of expected volatility is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at June 30, 2015 was 1,150,000 (December 31, 2014 – 3,050,000).

As at June 30, 2015, the Company had 1,150,000 (December 31, 2014 - 1,450,000) vested options. As at June 30, 2015, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at NIL (December 31, 2014 – 1,600,000). As at June 30, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is NIL (December 31, 2014 - $259,253).

The Company recognizes compensation expense for the fair values of stock options on a straight basis over the requisite service period for the entire award.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

10.	STOCK-BASED COMPENSATION (Continued)

The following table presents information relating to stock options outstanding and exercisable at June 30, 2015.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	1.15	$0.25	900,000	$0.25	1.15
250,000	2.83	1.00	250,000	1.00	2.83
1,150,000	1.51	$0.41	1,150,000	$0.41	1.51

The Company recorded $(42,315) for share-based compensation expense (recovery) for the six month period ending June 30, 2015 (2014 - $118,734).

11.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted loss per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Weighted average number of common shares outstanding	45,804,884	51,739,437	45,804,884	51,739,437
Weighted-average number of diluted common shares outstanding	45,804,884	51,739,437	45,804,884	51,739,437

12.	INCOME TAXES

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

As of June 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at June 30, 2015 and December 31, 2014 have not been recorded due to the fact that they are fully reserved. The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable.  The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three to five years from the date of the original notice of assessment in respect of any particular taxation year.  In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period.  U.S. state statutes of limitations for income tax assessment vary from state to state.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three and six month period ended June 30, 2015. The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2015 and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (this “Report”).

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

As of June 30, 2015, our company had fifteen (15) full-time employees and four (4) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 which are included herein.

Our operating results for three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue	$		$0	$0	$0
Total operating expense		231,491	492,345	769,841	1,006,660
Net loss		$231,491	$492,345	$769,841	$1,006,660

Three months ended June 30, 2015 and June 30, 2014

Mopals had no reported revenue in the second quarter of 2015.

The Company’s reported operating expenses during the three month period ended June 30, 2015 were $231,491. Comparatively, the Company’s reported operating expenses during the three month period ended June 30, 2014 were $492,345. The primary components that comprise our operating expenses during the three months ended June 30, 2015 reporting period were stock-based compensation, salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in more detail as follows:

●	during the period the company reported a negative expense of $141,242 associated with the net of period stock-based compensation accruals and the reversal of option expenses associated with the resignations of former directors. Negative 61.0% of the operating expenses in the reporting period were associated with stock-based compensation (2014 – 24.1%).

●	108.1% of the operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) is associated with salaries, contractor expenses and consulting fees (2014 – 50.8%).

●	35.9% of the operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) in the reporting period were associated with general and administrative expenses (2014 – 15.6%).

●	15.2% of our operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) in the reporting period were associated with occupancy costs associated with an office lease (2014 – 8.4%).

Six months ended June 30, 2015 and June 30, 2014

Mopals had no reported revenue in the first half of 2015.

The Company’s reported operating expenses during the six month period ended June 30, 2015 were $769,481. Comparatively, the Company’s reported operating expenses during the six month period ended June 30, 2014 were $1,006,660. The primary components that comprise our operating expenses during the six months ended June 30, 2015 reporting period were stock-based compensation, salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in more detail as follows:

●	during the period the company reported a negative expense of $42,315 associated with the net of period stock-based compensation accruals and the reversal of option expenses associated with the resignations of former directors. Negative 5.5% of the operating expenses in the reporting period were associated with stock-based compensation (2014 – 23.59%).

●	70.4% of the operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) is associated with salaries, contractor expenses and consulting fees (2014 – 47.0%).

●	25.2% of the operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) in the reporting period were associated with general and administrative expenses (2014 – 18.6%).

●	8.9% of our operating expenses (after incorporating the afore-mentioned negative stock-based compensation expense) in the reporting period were associated with occupancy costs associated with an office lease (2014 – 10.0%).

Liquidity and Capital Resources

At June 30, 2015, we had $55,860 in cash, $134,865 in harmonized sales tax receivable, $122,302 in prepaid expenses and other assets and $25,613 in equipment, computer software, computer hardware and furniture for a total of $338,640 in assets. Comparatively as at December 31, 2014, we had $143,482 in cash, $121,662 in harmonized sales tax receivable, $122,302 in prepaid expenses and other assets and $32,713 in equipment, computer software, computer hardware and furniture for a total of $420,159 in assets.

At June 30, 2015, we had $274,640 in accounts payable and accrued liabilities, $603,570 in accrued employee tax deductions payable to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $4,318 in MoCoins payable and $1,413,146 in loans payable to the Company’s principal shareholder for a total of $2,310,598 in liabilities. Comparatively as at December 31, 2014, we had $255,078 in accounts payable and accrued liabilities, $500,139 in accrued employee tax deductions payable to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $1,855 in MoCoins payable and $1,125,671 in loans payable to the Company’s principal shareholder for a total of $1,897,667in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position decreased by 61.1% over the first six months of 2015 primarily associated with the following:

●	the Company used $613,589 in cash from operating activities over the first six months of 2015. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company gained $380,813 in cash from financing activities over the first six months of 2015 as we received funds from our principal shareholder in the amount of $254,346 and received $126,397 from options being exercised.

The Company reported a net cash flow loss from operating activities for the first six months of 2015 of $613,589 with a net increase in cash flow gain from financing activities of $380,813 and a net negative cash flow from the purchase of capital equipment of $3,066 during the same period for an overall net negative cash flow of $235,842 out of the Company during the six month period.

The Company needs to raise additional capital to fund our development stage Company activities and or to generate revenue before the existing capital resources are fully utilized.

In the event that the Company runs out of available working capital resources or experiences an unforeseen negative impact to cash flow, our Company will need to rely upon the issuance of common stock and additional capital contributions from shareholders and/or loans from shareholders and third-party lenders to meet its working capital needs. There is no certainty that there will be a market for the Company’s capital stock and there is no certainty that lenders or shareholders will find the Company’s financial health suitable to provide further debt financing.

Off-Balance Sheet Arrangements

None.

Share-Based Compensation

Compensation expense for all share-based payment awards made to employees and directors are recognized in the financial statements based on their fair value.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting periods or the period before the vesting date of the respective award on a straight- line basis.

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

For the six month reporting period ended June 30, 2015, the Company reported a net loss from operations of $656,602 with a net decrease in cash from operating, investing and financing activities of $235,842 during the same period. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing. Management’s plan is to secure additional working capital funds through future debt or equity financings and to generate revenue from the sale of our products and services. There is no certainty that there will be a market for the Company’s capital stock. Mopals had no reported revenue in the first half of 2015 and there is no certainty that the Company will be able to generate revenue through the sale of its products or services in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of June 30, 2015, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six month period ending June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company agreed to issue 50,000 common shares to a certain employee. These common shares vest over 12 months. These shares were valued at $8,333 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $1,735 was accrued at June 30, 2015 and recorded as stock based compensation on the consolidated statements of operations.

During the period ended June 30, 2015, one director subscribed for 100,000 common shares at $0.25 per share for cash proceeds of $24,467.  Another director exercised her options to acquire 300,000 common shares at $0.25 per share and 300,000 common shares at $0.35 per share for total consideration of $180,000 of which $102,000 was received in cash and $78,000 was in settlement of directors’ fees owed to this individual. As of June 30, 2015, these shares had not been issued.

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

MOPALS.COM, INC.

Dated: August 19, 2015	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

