Form 10-Q
period 2015-09-30
MOPALS.COM, INC.
filed 2015-11-23
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2015
Common Stock, $0.0001 par value	48,500,700

MOPALS.COM, INC.

(a Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

MOPALS.COM, INC.

AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

UNAUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

CONTENTS

Condensed Interim Consolidated Balance Sheets as at September 30, 2015 and December 31, 2014 (unaudited)	F-2

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (unaudited)	F-3

Condensed Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	F-4

Condensed Interim Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2015 (unaudited)	F-5

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-6 to F-11

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30,	December 31,
	2015	2014
ASSETS
Cash	$252,325	$143,482
Prepaid & Other Assets (Note 4)	257,047	243,964
Total Current Assets	509,372	387,446

Equipment, net (Note 5)	20,185	32,713
Total Assets	$529,557	$420,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	281,013	255,078
Employee Tax Deductions Payable	786,420	500,139
MoCoins™ Liability	4,021	1,855
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	1,466,675	1,125,671
Total Liabilities	$2,553,053	$1,897,667

Commitments and Contingencies (Note 7)
Capital Stock; par value $0.0001 (Note 8)	4,711	4,580
Shares Subscribed (Note 9)	-	1,503,775
Share Subscriptions Receivable (Note 9)	-	(1,503,775)
Shares to be Issued (Note 8)	370	300
Additional Paid In Capital	2,870,878	2,376,105
Deficit Accumulated During the Development Stage	(5,304,875)	(3,998,186)
Foreign Currency Translation	405,420	139,693
Total Stockholders’ Deficit	$(2,023,496)	$(1,477,508)

Total Liabilities and Stockholders’ Deficit	$529,557	$420,159

Going Concern (Note 3)
Commitments and Contingencies (Note 7)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

EXPENSES
Consultants & Contractors	406,973	194,109	948,580	667,563
General & Administrative Expenses	85,515	18,294	279,140	205,468
Occupancy Costs	34,858	2,675	103,468	102,943
Share Based Compensation (Note 10)	6,117	138,920	(36,198)	376,388
Depreciation	3,744	2,153	11,698	10,449
Total Operating Expense & Loss before Income Taxes	537,207	356,151	1,306,689	1,362,811
Provision for Income Taxes	-	-	-	-
Net loss from Operations	(537,207)	(356,151)	(1,306,689)	(1,362,811)

Other Income	-	150,000	-	150,000
NET LOSS	(537,207)	(206,151)	(1,306,689)	(1,212,811)

Foreign currency translation adjustment, net of taxes	152,848	55,962	265,727	87,124
Other Comprehensive Income	152,848	55,962	265,727	87,124

Total Comprehensive Loss	(384,359)	(150,189)	(1,040,962)	(1,125,687)

Loss per common share (Note 11):
Basic and Diluted:
Net (Loss) per common share	(0.01)	(0.00)	(0.03)	(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Period	46,232,378	51,782,370	45,948,948	51,782,370

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(1,306,689)	(1,212,811)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	11,698	10,449

Stock-based compensation expense	(36,198)	376,388

Increase (Decrease) in net assets:
(Increase) in Prepaid & Other Assets	(13,083)	(149,675)
Increase in MoCoins™ liability	2,166	23,794
Increase in Accounts Payable & Accrued Liabilities	390,216	92,167
Net Cash Flows used in Operating Activities	(951,890)	(859,988)

Cash Flows from Financing Activities
Common shares Issued	326,704	-
Common shares subscribed	126,468	137,645
Increase in Shareholders’ Loan	160,986	221,652
Net Cash Flows from Financing Activities	614,158	359,297

Cash Flows used in Investing Activities
Purchases of Capital Equipment	(2,856)	(16,693)

Net Cash Flows used in Investing Activities	(2,856)	(16,693)

Net Cash Flows	$(340,588)	(517,384)

Effects of Exchange Rate on Cash	449,431	104,428

Cash and Cash Equivalents – Beginning of Period	143,482	437,650
Cash and Cash Equivalents – End of Period	$252,325	24,694

Supplemental Cash Flow Information
Interest Paid	$-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

			Shares		Shares	Additional	Accumulated Deficit	Accumulated other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	during	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Development	Income	Deficit

Balance, January 1, 2015	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

Shares issued (Note 8)	1,306,816	131	-	-	-	326,573	-	-	326,704

Shares to be issued (Note 8)	-	-	70	-	-	204,398	-	-	204,468

Stock based compensation	-	-	-	-	-	(36,198)	-	-	(36,198)

Write off of shares subscription receivable (Note (9)	-	-	-	(1,503,775)	(1,503,775)	-	-	-	-

Foreign currency translation	-	-	-	-	-	-	-	265,727	265,727

Net Loss	-	-	-	-	-	-	(1,306,689)	-	(1,306,689)

Balance, September 30, 2015	47,111,700	4,711	370	-	-	2,870,878	(5,304,875)	405,420	(2,023,496)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements for Mopals.com, Inc. most recently completed fiscal year ended December 31, 2014. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual audited consolidated financial statements for the year ended December 31, 2014, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at September 30, 2015, and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014 and its cash flows for the nine month periods ended September 30, 2015 and 2014. Note disclosures have been presented for material updates to the information previously reported in the annual audited consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to September 30, 2015 total $5,304,875.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing.

4.	PREPAID AND OTHER ASSETS

	September 30,	December 31,
	2015	2014
Prepaid Assets	$122,302	$122,302
Harmonized Sales Tax	134,745	121,662
Total	$257,047	$243,964

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

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

5.	EQUIPMENT

The net book value of property, plant & equipment as of September 30, 2015 was as follows:

	Cost	Amortization	NBV
Computer hardware	$19,764	$10,888	$8,876
Computer Software	24,166	16,721	7,445
Furniture & Equipment	7,466	3,602	3,864
Total	$51,396	$31,211	$20,185

The net book value of property, plant & equipment as of December 31, 2014 was as follows:

	Cost	Amortization	NBV
Computer hardware	$19,961	$7,437	$12,524
Computer Software	27,462	13,027	14,435
Furniture & Equipment	8,620	2,866	5,754
Total	$56,043	$23,330	$32,713

Depreciation expense for the nine months ending September 30, 2015 and 2014 was $11,698 and $10,449, respectively.

6.	ADVANCES FROM SHAREHOLDER

As of September 30, 2015, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,466,675 to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a new lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2015 (remainder)	$30,328
2016	126,840
2017	135,135
2018	45,967

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

During the period ended September 30, 2015, two private investors delivered $326,704 to purchase 1,306,816 shares of the Company issued at $0.25 per share.

 MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

8.	CAPITAL STOCK (Continued)

b) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. On October 25, 2014, an additional director was hired and granted stock options allowing him to purchase 400,000 common shares each at a strike price of $0.35 per share. As of September 30, 2015, 600,000 of these options had been exercised. These option plans also contain options that will occur in the second and third years of employment with Mopals, the details of the total option plans are outlined below:

2013 Director Agreement

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3	1,200,000	$0.40

2014 Director Agreement

Year	Options	Strike Price
1	400,000	$0.35
2	500,000	$0.55
3	500,000	$0.65

c) Shares to be issued

On October 30, 2014, a private investor delivered $223,350 to purchase 1,000,000 shares of the Company issued at $0.25 per share. During the period ended September 30, 2015, two directors subscribed to purchase 700,000 common shares of the Company, 400,000 of these common shares were subscribed at $0.25 per share and 300,000 were subscribed at $0.35 per share. The two directors delivered gross proceeds of $126,468 and settled outstanding directors fees of $78,000. As of September 30, 2015, these shares had not been issued.

9.	SHARE SUBSCRIPTIONS RECEIVABLE

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On September 30, 2015, the Company wrote off the balance of the subscription receivable of $1,503,775 as the balance was deemed uncollectible.

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

SEPTEMBER 30, 2015

10.	STOCK-BASED COMPENSATION (Continued)

During the year ended December 31, 2014, the Company granted 100,000 common shares to certain employees. These common shares vest over 12 months. These shares were valued at $16,666 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $14,086 was accrued at September 30, 2015 (December 31, 2014 - $7,808) and recorded as stock based compensation on the consolidated statements of operations.

During the nine months ended September 30, 2015, the Company granted 50,000 common shares to a certain employee. These common shares vest over 12 months. These shares were valued at $8,333 based on the current stock price at the date of grant of $0.25 and an estimate forfeiture rate of 33%, of which $5,753 was accrued at September 30, 2015 and recorded as stock based compensation on the consolidated statements of operations.

All of the director stock options begin vesting immediately over 12 months and expire on the third anniversary of the grant date. The Company granted NIL stock options to directors during the nine month period ended September 30, 2015 (2014 – NIL). The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,200,000	0.25
Granted	1,850,000	0.44
Balance, December 31, 2014	3,050,000	0.37
Granted	-	-
Exercised	(600,000)	0.30
Options Forfeited	(1,300,000)	0.35
Balance, September 30, 2015	1,150,000	0.41

The Company’s computation of expected volatility for the periods ended September 30, 2015 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at September 30, 2015 was 1,150,000 (December 31, 2014 – 3,050,000).

As at September 30, 2015, the Company had 1,150,000 (December 31, 2014 - 1,450,000) vested options. As at September 30, 2015, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at NIL (December 31, 2014 – 1,600,000). As at September 30, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $NIL (December 31, 2014 - $259,253).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

10.	STOCK-BASED COMPENSATION (Continued)

The following table presents information relating to stock options outstanding and exercisable at September 30, 2015.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	0.90	$0.25	900,000	$0.25	0.90
250,000	2.58	1.00	250,000	1.00	2.58
1,150,000	1.26	$0.41	1,150,000	$0.41	1.26

The Company recorded $6,118 and $(36,198) for share-based compensation expense (recovery) for the three and nine month periods ending September 30, 2015, respectively (2014 - $138,920 and $376,388, respectively).

11.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted loss per common share in the same manner as basic, except for the use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Weighted average number of common shares outstanding	45,974,423	51,782,370	46,176,719	51,782,370
Weighted-average number of diluted common shares outstanding	45,974,423	51,782,370	46,176,719	51,782,370

12.	INCOME TAXES

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

As of September 30, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at September 30, 2015 and December 31, 2014 have not been recorded due to the fact that they are fully reserved.

13.	SUBSEQUENT EVENTS Subsequent to September 30, 2015, the Company issued 1,389,000 common shares of the Company to certain employees and former directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three and nine month period ended September 30, 2015. The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2015 and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (this “Report”).

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

As of September 30, 2015, our company had twelve (12) full-time employees and four (4) independent contractors.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended September 30, 2015 and 2014.

Mopals had no reported revenue in the third quarter of 2015.

The Company’s reported operating expenses during the three month period ended September 30, 2015 were $537,207. Comparatively, the Company’s reported operating expenses during the three month period ended September 30, 2014 were $356,151. The primary components that comprise our operating expenses during the three months ended September 30, 2015 reporting period were stock-based compensation, salary, consultant and contractor expenses, general and administrative expenses and occupancy costs which are explained in more detail as follows:

●	during the three month reporting period ended September 30, 2015, the Company reported an expense of $6,117 associated with period employee stock-based compensation accruals versus $138,920 during the same period in 2014.

●	during the three month period ended September 30, 2015, the Company reported expenses of $406,973 associated with salaries, contractor expenses and consulting fees versus $194,109 during the same period in 2014. The increase period over period was associated with the hiring of sales human resources to gain market traction and revenue.

●	during the three month period ended September 30, 2015, the Company reported expenses of $85,515 associated with general and administrative expenses versus $18,295 during the same period 2014. The increase period over period is due to legal fees.

●	during the three month period ended September 30, 2015, the Company reported expenses of $34,858 for occupancy costs versus $2,675 for the same period 2014.

Nine months ended September 30, 2015 and 2014

Mopals had no reported revenue in the first nine months of 2015.

The Company’s reported operating expenses during the nine month period ended September 30, 2015 were $1,306,688. Comparatively, the Company’s reported operating expenses during the nine month period ended September 30, 2014 were $1,362,811. The primary components that comprise our operating expenses during the nine months ended September 30, 2015 reporting period were stock-based compensation, salaries and consultant/contractor fees, general and administrative expenses and occupancy costs which are explained in more detail as follows:

●	during the nine month period ended September 30, 2015 the Company reported a negative expense of $36,198 associated with the net of period stock-based compensation accruals and the reversal of option expenses associated with the resignations of former directors versus $376,388 for the same period 2014.

●	during the nine month period ended September 30, 2015, the Company reported expenses of $948,580 associated with salaries, contractor expenses and consulting fees versus $667,563 for the same period 2014. The increase period over period was associated with the hiring of sales human resources to gain market traction and revenue.

●	during the nine month period ended September 30, 2015, the Company reported expenses of $279,140 associated with general and administrative expenses versus $205,468 during the same period 2014. The increase period over period is due to legal costs.

●	during the nine month period ended September 30, 2015, the Company reported expenses of $103,468 associated with occupancy costs associated with an office lease versus $102,943 during the same period 2014.

Liquidity and Capital Resources

At September 30, 2015, we had $252,325 in cash, $134,745 in harmonized sales tax receivable, $122,302 in prepaid expenses and other assets and $20,185 in equipment, computer software, computer hardware and furniture for a total of $529,557 in assets. Comparatively as at December 31, 2014, we had $143,482 in cash, $121,662 in harmonized sales tax receivable, $122,302 in prepaid expenses and other assets and $32,713 in equipment, computer software, computer hardware and furniture for a total of $420,159 in assets.

At September 30, 2015, we had $281,013 in accounts payable and accrued liabilities, $786,420 in accrued employee tax deductions payable to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $4,021 in MoCoins payable and $1,466,675 in loans payable to the Company’s principal shareholder for a total of $2,553,053 in liabilities. Comparatively as at December 31, 2014, we had $255,078 in accounts payable and accrued liabilities, $500,139 in accrued employee tax deductions payable to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $1,855 in MoCoins payable and $1,125,671 in loans payable to the Company’s principal shareholder for a total of $1,897,667 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position increased by 76.0% over the first nine months of 2015 primarily associated with the following:

●	the Company used $951,890 in cash from operating activities over the first nine months of 2015. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company gained $614,158 in cash from financing activities over the first nine months of 2015 as we received funds from our principal shareholder in the amount of $160,986, we received $126,468 from options being exercise and we received $326,704 associated with the execution of a stock purchase agreement.

The Company reported a net cash flow loss from operating activities for the first nine months of 2015 of $951,890 with a net increase in cash flow gain from financing activities of $614,158 and a net negative cash flow from the purchase of capital equipment of $2,856 during the same period for an overall net negative cash flow of $340,588 out of the Company during the nine month period.

The Company needs to raise additional capital to fund our development stage Company activities and or to generate revenue in excess of operating expenses before the existing capital resources are fully utilized.

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

For the nine month reporting period ended September 30, 2015, the Company reported a net loss from operations of $1,306,689 with a net decrease in cash from operating, investing and financing activities of $340,588 during the same period. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

As a development stage company, the Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing. Management’s plan is to secure additional working capital funds through future debt or equity financings and to generate revenue from the sale of our products and services. There is no certainty that there will be a market for the Company’s capital stock. Mopals had no reported revenue in the first nine months of 2015 and there is no certainty that the Company will be able to generate revenue through the sale of its products or services in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of September 30, 2015, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the nine month period ending September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2015, two private investors delivered $326,704 to purchase 1,306,816 shares of the Company issued at $0.25 per share.

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

MOPALS.COM, INC.

Dated: November 23, 2015	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)