Form 10-K
period 2015-12-31
MOPALS.COM, INC.
filed 2016-04-27
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

Number of the registrant’s common stock outstanding as of April 26, 2016: 52,200,700

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

PART I

Item 1. Business

Overview

MoPals.com, Inc. (f/k/a MortgageBrokers.com Holdings, Inc. which was f/k/a MagnaData, Inc.) (the “Company”, “we”, “our”, “us” or “Mopals”), a development stage company, was incorporated under the laws of Delaware on February 6, 2003. In February 2005, we filed articles of amendment with the State of Delaware changing the name of our Company from MagnaData, Inc. to MortgageBrokers.com Holdings, Inc. On March 26, 2013, we filed articles of amendment with the State of Delaware changing the name of our Company to MoPals.com, Inc.

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

All business activities of the Company in the first quarter of 2013 were related to privatizing the mortgage brokerage business; activities related to the administration of the publicly reporting entity; and administration of the business including management of trades payables.

On March 26, 2013, the Company entered into an agreement of sale (the “Agreement of Sale”) pursuant to which the Company transferred to MortgageBrokers.com Canada Inc., a Canadian Corporation under the control of Alex Haditaghi, the Company’s sole officer, director and principal shareholder, all of the Company’s equity interest in the Company’s former mortgage brokerage business and MortgageBrokers.com Canada Inc. agreed to assume any and all liabilities associated with the Company’s former mortgage broker business, including, but not limited to all commitments, liabilities and contingent liabilities. Pursuant to the Agreement of Sale, Mr. Haditaghi forfeited all rights to any monies owed to Mr. Haditaghi by the Company associated with a shareholder loan of approximately $25,000.

Plan of Operations

MoPals is a development stage company which currently devotes all of its resources developing its core technology and platform, business, sales and marketing plans, acquiring users and retail customers, raising investment capital and building the sales and software development team.

The primary focus of our plan of operations is to raise capital to fund day to day business expenses and to fuel sales activities which management believes will result in revenue generation. Current management has also identified the need to add to the existing management team in the areas of operations and finance/accounting.

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

Strategic Market Positioning

Management believes that there is presently an overall lack of recent innovation and customer engagement in the loyalty program industry and view it as an opportunity to leverage the innovative strength and tools of social media in the brand loyalty market place. Company management also believe that the strength of the current market dominant competitors and the ongoing elevated degree of acquisitions in the social media and brand loyalty marketplaces may afford MoPals additional opportunities for growth.

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

Employees & Independent Contractors

As of April 26, 2016, we had one (1) full-time employee and ten (10) independent contractors. None of these employees are represented by collective bargaining agreements. The Company considers its relations with its employees and independent contractors to be in good standing.

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

Item 2. Properties

The Company’s corporate headquarters is located at a leased office space located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. The sub-lease is for a term of fifty (‘50’) months which commenced on March 1, 2013 and ends on April 29, 2018. The lease payment obligations were approximately $14,000 per month in 2015.

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

2015	High	Low
First Quarter	$0.88	$0.26
Second Quarter	$0.74	$0.36
Third Quarter	$0.74	$0.36
Fourth Quarter	$0.74	$0.20

2014	High	Low
First Quarter	$1.01	$0.15
Second Quarter	$0.98	$0.41
Third Quarter	$0.95	$0.41
Fourth Quarter	$0.93	$0.35

Holders

As of April 26, 2016, there were 120 registered beneficial shareholders of record for our outstanding common stock.

Authorized Capital Stock

Our authorized share capital consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 0 shares of preferred stock, par value $0.01 per share. As of April 26, 2016, an aggregate of 52,200,700 shares of common stock and no shares of preferred stock were issued and outstanding.

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Articles of Incorporation does not authorize any preferred stock.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of director and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2015 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,150,000	$0.41	0
Equity Compensation Plans not Approved by Security Holders	0	0	0

On February 6, 2003 and as amended on February 14, 2003, the Company adopted the 2003 Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management. As of December 31, 2015, 900,000 options had been outstanding under this plan to the Company’s former board of directors and 250,000 options to the landlord.

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

On February 9, 2015, a director of the Company delivered $24,467 to purchase 100,000 common shares of the Company issued at $0.25 per share.

On March 9, 2015, a director of the Company delivered $102,000 and settled $78,000 of accrued director fees to exercise 600,000 stock options into common shares of the Company at a weighted average exercise price of $0.30 per share.

On July 27, 2015, the Company entered into a stock purchase agreement with Kuusamo Capital, Ltd, pursuant to which the Company issued 306,816 shares of the company’s common stock at a purchase price of $0.25 per share for total proceeds to the Company of $76,704.

On September 3, 2015, the Company entered into a stock purchase agreement with Vito Gallo, pursuant to which the Company issued 1,000,000 shares of the company’s common stock at a purchase price of $0.25 per share for total proceeds to the Company of $250,000.

On November 5, 2015, the Company issued 1,389,000 common shares valued at $0.25 per common share based on the current stock price in the most recent private placement to settle director fees, consultant and employee compensation.

During the year ended December 31, 2015, the Company agreed to grant 2,109,000 common shares to certain employees. Of these common shares, 675,000 vest over 12 months, 750,000 vest over 18 months and the remaining 684,000 vest immediately. These shares were valued at $527,250 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 56%, of which $214,947 was accrued at December 31, 2015 and recorded as stock based compensation on the consolidated statements of operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of MoPals.com, Inc. for the fiscal years ended December 31, 2015 and 2014. The following information should be read in conjunction with the audited consolidated financial statements for the period ending December 31, 2015 and notes thereto appearing elsewhere in this Form 10K.

Mopals.com, Inc. is a development stage internet and mobile brand loyalty social media company. It is Mopal’s plan to earn revenue from business subscriptions and transaction fees to receive ongoing consumer data and as well as from receiving a percentage of promotion-based sales revenue from participating businesses couponing engine.

Results of Operations

Our Company had the following comparative results from operations for the fiscal years ended December 31, 2015 and 2014:

1.	No reported revenue in 2015 or 2014.

2.

Operating expenses in 2015 were $2,149,388 as compared with $2,293,734 in 2014.  Most of the year over year operating expense difference was related to a 13.6% foreign exchange increase in 2015 over 2014 as most of the Company’s expenses are incurred in Canadian dollars; and,

3.

Loss from operations of $2,149,388 in 2015 as compared to a loss of $2,293,734 in 2014.  Most of the year over year loss from operations difference was related to a 13.6% foreign exchange increase in 2015 over 2014 as most of the Company’s expenses are incurred in Canadian dollars.

Revenue Trend Analysis

Our development stage Company had no revenue reported in 2015 or 2014.

Expense Trend Analysis

All expense trends, on a year over year basis, have been affected by a 13.6% foreign exchange increase in 2015 over 2014 as most of the Company’s expenses are incurred in Canadian dollars.

On a U.S. dollar basis, our expenses have decreased 6.3% in 2015 to $2,149,388 as compared to our second full year of operations in 2014 at $2,293,735. On a Canadian dollar basis, our expenses were relatively flat year over year, having increased 8.47% in 2015 over 2014.

Expense trends noted by management over the past two years are as follows:

●	our cost of labour associated with employees and consultants decreased by 11.5% to $1,199,834 in 2015 as compared to $1,355,922 in 2014. This was primarily due to the net effect of a relatively flat year over year expense in Canadian dollars (increased 2.4% in 2015 as compared to 2014) and 13.6% foreign exchange increase in 2015 over 2014;

●	our general and administrative expenses increased 5.2% to $386,815 in 2015 from $367,614 in 2014. This was primarily due to the net effect of a 21.8% increase in 2015 Canadian dollar expenses as compared to 2014 associated with advertising and business development expense increases and a 13.6% foreign exchange increase in 2015 over 2014;

●	our occupancy costs regionally decreased 6.3% to $132,132 from $141,022 in 2014. This was primarily due to the net effect of an 8.5% increase in 2015 Canadian dollar expenses as compared to 2014 associated with an office lease rent increase that commenced in August of 2015 and a 13.6% foreign exchange increase in 2015 over 2014;

●	share-based compensation decreased 0.9% to $414,877 in 2015 from $418,827 in 2014. This was primarily due to the net effect of a 14.7% decrease in 2015 Canadian dollar expenses as compared to 2014 associated with cancellation of all share-based compensation accruals for the board of directors who all resigned in the early part of 2015 and a 13.6% foreign exchange increase in 2015 over 2014;

Since inception to the end of the reporting period, the Company accumulated a deficit of $6,147,574.

Liquidity

At December 31, 2015, we had $6,079 in cash and $295,253 in prepaid expenses and other assets for a total of $301,332 in current assets. Comparatively, at December 31, 2014, we had $143,482 in cash and $243,964 in prepaid expenses for a total of $387,446 in current assets.

At December 31, 2015, we had $231,726 in accounts payable and accrued liabilities, $832,831 in employee tax deductions payable, $2,644 in accrued MoCoins™ liability, $14,924 in accrued stock-based compensation and $1,429,055 in loans from shareholders for a total of $2,511,180 in liabilities. Comparatively as of December 31, 2014, we had $255,078 in accounts payable and accrued liabilities, $500,139 employee tax deductions payable, $1,855 in accrued MoCoins™ liability, $14,924 in accrued stock-based compensation and $1,125,671 in loans from shareholders for a total of $1,897,667 in liabilities.

Management makes the following comments regarding the most significant factors affecting Company liquidity and their measured trends over the reporting period as compared to 2014:

a)	Cash and cash equivalents associated with continuing operations has decreased 95.8% to $6,079 in 2015 from $143,482 in 2014. This is a result of ongoing operations with no revenue and limited investment capital.

b)	The Company has a Canadian harmonized sales tax refund accrual of $136,359 as a receivable owing to them from the Canadian federal government.

c)

Accounts payable and accrued liabilities decreased 9.2% to $231,726 in 2015 as compared to $255,078 in 2014. This is associated primarily with a decrease in board of director fee accruals as five members of board resigned in early 2015.

d)

Employee tax deductions payable grew 66.5% to $832,831 in 2015 as compared to $500,139 in 2014. The Company is in arrears on the tax withholdings related to employee source deductions on salaries due to Canada Revenue Agency.

e)	Stock-based compensation accruals fluctuate year to year. The accrual is valued based on stock prices at the end of the period, grant prices and vesting terms for which the Company has no direct influence. Thus, it is difficult to analyze related trends. The Company anticipates that it will continue to negotiate stock-based compensation arrangements to maximize working capital resources.

Capital Resources

Our Company had no reported revenue in fiscal year ended December 31, 2015, 2014, or since inception.

The Company decreased its total cash and cash equivalent position at the end of 2015 to $6,079 from $143,482 the previous year as a direct result of a net cash flow out of the Company from operating activities during the reporting period of $1,330,196, a net cash flow into the Company of $980,103 as a result of financing activities during the reporting period and $3,883 of cash used in investing activities. As at December 31, 2015, with no means to generate revenue and until such time as our operating expenses are augmented with revenue, the Company relies upon loans from shareholders and the purchase and sale of common stock via investor subscription agreements to fund our development stage operations. There is no guarantee that there will be a market for the Company’s common stock, an ability to raise investment capital, or an ability to procure shareholder loans in the future to fund our future operations.

Off-Balance Sheet Arrangements

None.

Significant Accounting Policies and New Pronouncements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The following is the most significant accounting policy that has a substantive impact on the underlying discussions and analysis:

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is(a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of December 31, 2015, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of December 31, 2015.

Management’s Annual Report on Internal Controls Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined and concluded that, as of December 31, 2015, the Company’s internal controls over financial reporting were not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the evaluation date:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2)	lack of accounting personnel with adequate experience and training; and
3)	ineffective controls over period end financial disclosure and reporting processes.

As of the date of this report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during our fourth quarter ended December 31, 2015, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director and Executive Officer

The following table sets forth, as of April 26, 2016, the name and age of our directors and executive officer. The directors hold such office until the next annual meeting of shareholders and until their successor has been elected and qualified.

Name	Age	Position
Alex Haditaghi	46	President, Chief Executive Officer, Chief Financial Officer and Director

The following summarizes the occupation and business experience of our executive officer and director:

Alex Haditaghi, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director

Alex Haditaghi is the founder and Chief Executive Officer, Chief Financial Officer and sole director of MoPals. He has been working in the mortgage industry in Canada since 1999 and has experience in both residential and commercial mortgages. He is currently the founder and chairman of Pacific Mortgage Group Inc., a company with net revenue exceeding $21 million in 2014. Mr. Haditaghi is responsible for the business vision, expansion, capital resources, hiring the executive management team, establishing corporate policy and providing overall leadership at Mopals.

Employment Agreements

The Company has no employment agreement with its founding chief executive officer and director.

Family Relationships

None.

Corporate Governance

The Board has not adopted corporate governance principles. Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Our board of directors is responsible for determining compensation for our officers and directors. Nominations for election to our board of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer which has been filed as an exhibit to our Annual Report on Form 10-KSB on March 31, 2005.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our director/executive officer has not, during the past ten years:

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our director/ executive officer has not been involved in any transactions with us or our director/executive officer, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Promoters and Control Persons

None.

Board of Directors and Committees

The Company currently has one director.

Our directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal. Any vacancy occurring on the board of directors and any directorship to be filled by reason of an increase in the board of directors may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director. Such newly elected director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Item 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alex Haditaghi,	2015	0	0	0	0	0	0	60,000	60,000
Chief Executive Officer, Chief Financial Officer and Director	2014	0	0	0	0	0	0	60,000	60,000

Compensation of Directors & Director Agreements

On April 20, 2015, Todd Halpern resigned from the Company’s board of directors. On May 13, 2015, Steve Gupta resigned from the Company’s board of directors. On May 14, 2015, Ralph Lean, Luce Veilleux and Greivis Vasquez resigned from the Company’s board of directors. The above members of the Company’s board of directors resigned because of a disagreement between these board members and the Company’s management over the strategic direction of the company, and the Company’s Chief Executive Officer, being the majority shareholder, would have the right to dismiss the board members.

Alex Haditaghi, Chief Executive Officer, remains the sole member of the board of directors.

Mr. Haditaghi receives $60,000 per year and he does not have a director agreement.

Stock Option Grants in the Past Fiscal Year

No stock options were granted in 2015.

During 2015, 1,300,000 stock options were forfeited due to director resignations.

Compensation of Directors

Our sole member of the Board of Directors did not receive compensation during fiscal year 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2015, there are no employment contracts or change in control arrangements in place,

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 26, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 26, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 26, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (2)
5% Shareholders
8412910 Canada Inc.	41,000,000	(3)	79.93%
8413037 Canada Inc.	4,500,000		8.77%
Directors and Executive Officers
Alex Haditaghi	41,857,800	(4)	81.16%
All directors and officers as a group (1 person)	41,857,800		81.16%

(1)	Unless otherwise provided, the address of all beneficial owners is c/o MoPals.com, Inc., 109 Atlantic Avenue, Suite 300, Toronto, Ontario, M6X 1X4.
(2)	Based on 52,200,700 shares of common stock outstanding of April 26, 2016.
(3)	Equity interest in 8412910 Canada Inc. is wholly-owned by Alex Haditaghi, controlling shareholder Chief Executive Officer, and director of the Company.
(4)	Includes: (1) 857,800 shares of the common stock held directly by Mr. Haditaghi; and (2) Mr. Haditaghi’s beneficial ownership of 41,000,000 shares of common stock held by 8412910 Canada Inc.

Item 13. Certain Relationships and Related Transactions and Director Independence

Sale of unregistered securities

On February 9, 2015, a director of the Company delivered $24,467 to purchase 100,000 common shares of the Company issued at $0.25 per share.

On March 9, 2015, a director of the Company delivered $102,000 and settled $78,000 of accrued director fees to exercise 600,000 stock options into common shares of the Company at a weighted average exercise price of $0.30 per share.

On November 5, 2015, the Company issued 1,389,000 common shares valued at $0.25 per common share based on the current stock price in the most recent private placement to former directors of the Company to settle director fees, consultant and employee compensation.

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

Advances

As of December 31, 2015, the controlling shareholder and Chief Executive Officer of the Company and a company controlled by this same individual had advanced $1,429,055 (as at December 31, 2014 - $1,125,671) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

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

We currently have no independent directors. We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2015, we had incurred $50,000 for professional services rendered for the audit and reviews of our financial statements.

For the Company's fiscal year ended December 31, 2014, we had incurred $27,500 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's years ended December 31, 2015 and 2014, there were no other audit related fees.

Tax Fees

The Company has accrued no expenses in 2015 for professional services rendered for Canadian tax compliance, tax advice, and tax planning.

All Other Fees

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our board of director pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our Board of Director does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the Board of Director either before or after the respective services were rendered.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2015 and December 31, 2014, the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto and the report of McGovern, Hurley, Cunningham, LLP, independent auditors, are filed herewith.

(2)	Financial Schedules:

None.

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(a) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	2003 Equity Compensation Plan (1)
14.1	Code of Ethics (2)
10.1	Share Exchange Agreement by and between MortgageBrokers.com Holdings, Inc., MoPals, Inc., Alex Haditaghi, and the MoPals Shareholders dated March 26, 2013. (3)
10.2	Agreement of Sale by and between MortgageBrokers.com Holdings, Inc., MortgageBrokers.com Canada, Inc. and Alex Haditaghi, dated March 26, 2013. (3)
10.3	Private Placement Engagement Letter, dated October 9, 2014 by and among Mopals.com, Inc., Amarok Financial, LLC and Cabrillo Broker, LLC. (4)
10.4	Stock Purchase Agreement with Kuusamo Capital, Ltd., dated July 27, 2015. (5)
10.5	Stock Purchase Agreement with Vito Galloro, dated September 3, 2015. (5)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an exhibit on Form SB-2 with the Securities and Exchange Commission on June 2, 2003.

(2)	Filed as an exhibit on Form 10-KSB with the Securities and Exchange Commission on March 31, 2005.

(3)	Filed as an exhibit on Current Report to Form 8-K with the Securities and Exchange Commission on March 26, 2013.

(4)	Filed as an exhibit on Current Report to Form 8-K with the Securities and Exchange Commission on October 14, 2014.

(5)	Filed as an exhibit on Current Report to Form 8-K with the Securities and Exchange Commission on September 11, 2015.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MOPALS.COM, INC.

By:	/s/ Alex Haditaghi
Alex Haditaghi
President and Chief Financial Officer

Dated: April 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Alex Haditaghi	President (Duly authorized Principal Executive Officer, Principal Financial Officer and Chairman of the Board of Directors)	April 27, 2016
Alex Haditaghi

MOPALS.COM, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

AUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mopals.com, Inc.

We have audited the accompanying consolidated balance sheets of Mopals.com, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for each of the years in the two year period ended December 31, 2015. Mopals.com, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assertion about the effectiveness of Mopals.com, Inc’s internal control over financial reporting as of December 31, 2015 and, accordingly, we do not express an opinion thereon. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mopals.com, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants Licensed Public Accountants

TORONTO, Canada
April 26, 2016

MOPALS.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Cash	$6,079	$143,482
Prepaid & Other Assets (Note 4)	295,253	243,964
Total Current Assets	301,332	387,446

Equipment, net (Note 5)	16,768	32,713
Total Assets	$318,100	$420,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	231,726	255,078
Employee Tax Deductions Payable	832,831	500,139
MoCoins™ Liability	2,644	1,855
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	1,429,055	1,125,671
Total Current Liabilities	$2,511,180	$1,897,667

Commitments & Contingencies (Note 7)

Capital Stock; par value $0.0001, 100,000,000 shares authorized, 52,200,700 shares issued and outstanding on December 31, 2015 (2014 – 45,804,884) (Note 8)	5,220	4,580
Shares Subscribed (Note 9)	-	1,503,775
Share Subscriptions Receivable (Note 9)	-	(1,503,775)
Shares to be Issued (Note 8(d))	-	300
Additional Paid In Capital	3,469,078	2,376,105
Deficit	(6,147,574)	(3,998,186)
Foreign Currency Translation	480,196	139,693
Total Stockholders’ Deficit	$(2,193,080)	$(1,477,508)

Total Liabilities and Stockholders’ Deficit	$318,100	$420,159
Going Concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014

EXPENSES
Salaries, Consultants & Contractors	1,199,834	1,355,922
General & Administrative Expenses	386,814	367,613
Occupancy Costs	132,132	141,022
Share Based Compensation (Note 10)	414,877	418,827
Depreciation	15,731	10,350
Total Operating Expense	2,149,388	2,293,734

Loss from Operations	(2,149,388)	(2,293,734)

Other Income	-	149,980
Net Loss	(2,149,388)	(2,143,754)

Foreign currency translation adjustment, net of taxes	(340,503)	(85,634)
Other Comprehensive Income	(340,503)	(85,634)

Total Comprehensive Loss	(1,808,885)	(2,058,120)

Loss per common share (Note 11):
Basic:
Net (Loss) from operations	(0.04)	(0.05)
Net (Loss) per common share	(0.04)	(0.05)
Diluted:
Net (Loss) from operations	(0.04)	(0.05)
Net (Loss) per common share	(0.04)	(0.05)

Weighted Average Number of Shares Outstanding - Basic During the Year	47,733,425	45,684,825

Weighted Average Number of Shares Outstanding - Diluted During the Year	47,733,425	45,684,825

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Cash Flows used in Operating Activities
Net (Loss)	$(2,149,388)	$(2,143,754)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	15,731	10,350
Stock-based compensation expense	414,877	418,827
Increase (Decrease) in net assets:
Increase in Prepaids & Other Assets	(74,131)	34,168
Increase in MoCoins™ liability	1,411	1,707
Increase in Accounts Payable & Accrued Liabilities and employee tax deductions payable	461,304	574,088
Net Cash Flows used in Operating Activities	(1,330,196)	(1,104,614)

Cash Flows from Financing Activities
Shares Issued	201	10
Shares to be issued	-	100
Additional Paid In Capital	452,970	249,715
Increase in Shareholders’ Loan	526,932	473,038
Net Cash Flows from Financing Activities	980,103	722,863

Cash Flows used in Investing Activities
Purchases of Equipment	(3,883)	(1,768)
Sale of Equipment	-	381
Net Cash Flows used in Investing Activities	(3,883)	(1,387)

Net Cash Flows	(353,976)	(383,138)

Effects of Exchange Rate on Cash	216,573	88,970

Cash and Cash Equivalents – Beginning of Year	143,482	437,650
Cash and Cash Equivalents – End of Year	$6,079	$143,482

Supplemental Cash Flow Information
Interest Paid	$-	$-
Income Taxes Paid	-	-
Shares issued for rent deposit	-	62,500

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Accumulated
			Shares		Share	Additional		other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Deficit	Income	Deficit

Balance, January 1, 2014	45,448,993	$4,545	$200	$1,530,250	$(1,530,250)	$1,585,192	$(1,854,432)	$54,059	$(210,436)

Issuance of shares to landlord (Note 8)	250,000	25	-	-	-	62,475	-	-	62,500

Shares subscribed (Note 8)	105,891	10	-	(26,475)	26,475	26,465	-	-	26,475

Shares to be issued (Note 8)	-	-	100	-	-	223,250	-	-	223,350

Shares granted to employees (Note 10)	-	-	-	-	-	7,808	-	-	7,808

Issuance of stock options (Note 10)	-	-	-	-	-	470,915	-	-	470,915

Foreign currency translation	-	-	-	-	-	-	-	85,634	85,634

Net Loss		-	-	-	-	-	(2,143,754)	-	(2, 143,754)

Balance, December 31, 2014	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Accumulated
			Shares		Share	Additional		other	Total
	Common Stock		to be	Shares	Subscriptions	Paid in	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Issued	Subscribed	Receivable	Capital	Deficit	Income	Deficit

Balance, January 1, 2015	45,804,884	$4,580	$300	$1,503,775	$(1,503,775)	$2,376,105	$(3,998,186)	$139,693	$(1,477,508)

Shares subscribed (Note 8)	1,406,816	141	-	-	-	351,030	-	-	351,171

Stock options exercised (Note 8)	600,000	60	-	-	-	179,940	-	-	180,000

Shares to be issued (Note 8)	3,000,000	300	(300)	-	-	-	-	-	-

Shares granted to employee (Note 10)	-	-	-	-	-	269,639	-	-	75,978

Options forfeited (Note 10)	-	-	-	-	-	(54,747)	-	-	(54,747)

Shares granted to employees, consultants and directors (Note 10)	1,389,000	139	-	-	-	347,111	-	-	347,250

Write off of shares subscription receivable (Note 9)	-	-	-	(1,503,775)	1,503,775	-	-	-	-

Foreign currency translation	-	-	-	-	-	-	-	340,503	340,503

Net Loss		-	-	-	-	-	(2,149,388)	-	(2,149,388)

Balance, December 31, 2015	52,200,700	$5,220	$-	$-	$-	$3,469,078	$(6,147,574)	$480,196	$(2,193,080)

The accompanying notes are an integral part of these consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

1.	NATURE OF OPERATIONS AND ORGANIZATION

Nature of Operations

Mopals, Inc. ("Mopals" or the “Company”) was incorporated August 7, 2012 and was organized under the laws of the State of Nevada.

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

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology.

2.	GOING CONCERN

These financial statements have been prepared assuming the Company will continue on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to December 31, 2015 total $6,147,574 (2014 - $3,998,186) and the Company has a working capital deficiency of $2,209,848 (2014 - $1,510,221).  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company isunable to continue as a going concern. Such adjustments could be material.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Mopals, Inc. and Mopals Canada Inc.  All inter-company transactions and balances have been eliminated upon consolidation.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

The Company maintains cash and cash equivalents at financial institutions which may exceed federally insured amounts.

Comprehensive Income or Loss

The Company adopted ASC 220-10, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholders’ deficit, and consists of foreign currency translation adjustments. ASU 2011-05 requires the presentation of other comprehensive income to be in a single, continuous statement or in two separate, but consecutive statements. The Company presents in a single, continuous statement.

Earnings (Loss) Per Share

The Company accounts for earnings (loss) per share pursuant to ASC 260-10-05, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period. There were no dilutive financial instruments for the years ending December 31, 2015 and 2014.

Financial Instruments

In accordance with ASC 825-10-50, “Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), the estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2015, the carrying values of accounts payable and accrued liabilities, employee tax deductions payable and loans from shareholder approximate the fair value attainable because of the short-term maturity of these instruments.

In accordance with ASC 820-10, “Defining Fair Value Measurement”, the Company adopted the standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted.

4.	PREPAID AND OTHER ASSETS

	2015	2014
Prepaid Assets	$158,894	$122,302
Harmonized Sales Tax recoverable	136,359	121,662
Total	$295,253	$243,964

The Harmonized Sales Tax (“HST”) is a federal - provincial harmonized sales tax that applies to the supply of most property and services in Canada. Generally, HST registrants must charge and account for the HST on taxable supplies of property and services made in Canada. The HST rate in Ontario is 13%. Registrants collect the HST on certain sales and pay HST on purchases they make to operate their business. They can claim an input tax credit, to recover the HST paid or payable on the purchases they use in their commercial activities.

5.	EQUIPMENT

The net book value of equipment as of December 31, 2015 was as follows:

	Cost	Depreciation	Net Book Value
Computer hardware	$20,247	$12,308	$7,939
Computer Software	23,387	17,936	5,451
Furniture & Equipment	7,225	3,847	3,378
Total	$50,859	$34,091	$16,768

The net book value of equipment as of December 31, 2014 was as follows:

	Cost	Depreciation	Net Book Value
Computer hardware	$19,961	$7,437	$12,524
Computer Software	27,462	13,027	14,435
Furniture & Equipment	8,620	2,866	5,754
Total	$56,043	$23,330	$32,713

Depreciation expense for the years ending December 31, 2015 and 2014 was $15,731 and $10,350, respectively.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

6.	ADVANCES FROM SHAREHOLDER

As of December 31, 2015, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,429,055 (2014 - $1,125,671) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2016	$127,753
2017	$130,781
2018	$44,485

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

b) Issued

On February 10, 2014, 250,000 common shares were issued to the landlord as a guarantee for the lease of the premises and valued at $62,500 based on the current stock price on the date of issuance of $0.25. An additional 105,891 common shares were issued against a share subscription at a price of $0.25 per common share during the year ended December 31, 2014. On February 9, 2015, a director of the Company delivered $24,467 to purchase 100,000 common shares of the Company issued at $0.25 per share. On March 9, 2015, a director of the Company delivered $102,000 and settled $78,000 of accrued director fees to exercise 600,000 stock options into common shares of the Company at a weighted average exercise price of $0.30 per share. On July 29, 2015, a private investor delivered $76,704 to purchase 306,816 common shares of the Company issued at $0.25 per share. On September 11, 2015, another private investor delivered $250,000 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. On November 5, 2015, the Company issued 1,389,000 common shares valued at $0.25 per common share based on the current stock price in the most recent private placement to settle director fees, consultant and employee compensation.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

8.	CAPITAL STOCK (continued)

c) Stock Options

In July, 2013, options were issued to three directors who signed Directors Agreements allowing them to purchase 300,000 shares each at a strike price of $0.25 per share in year one, $0.35 in year two, and $0.40 in year three. These were signed on July 1, July 3, and July 6 respectively. On December 7, 2013, an additional director was hired with the same option plan. In February, 2014, options were issued to a landlord allowing them to purchase 250,000 shares at a strike price of $1.00 per share for a period of four years. On October 25, 2014, an additional director was hired and granted stock options allowing him to purchase 400,000 common shares each at a strike price of $0.35 per share in year one, $0.55 in year two, and $0.65 in year three. As of December 31, 2015, 600,000 of these stock options had been exercised. Gross proceeds of $102,000 were received and accrued directors fees of $78,000 were settled for total consideration of $180,000. During the year ended December 31, 2015, 1,300,000 stock options were forfeited due to director resignations. Upon resignation, directors are entitled to exercise vested stock options for a period of twelve months. These option plans also contain options that will be granted in the second and third years of employment with Mopals, the details of the total option plans are outlined below:

2013 Director Agreements

Year	Options	Strike Price
1	1,200,000	$0.25
2	1,200,000	$0.35
3	1,200,000	$0.40

2014 Director Agreement

Year	Options	Strike Price
1	400,000	$0.35
2	500,000	$0.55
3	500,000	$0.65

d) Shares to be issued

On December 3, 2013, investors delivered a total of $498,862 to purchase 2,000,000 common shares of the Company issued at $0.25 per share. On October 30, 2014, a director of the Company delivered $223,350 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. On November 5, 2015, all of the 3,000,000 shares to be issued were granted. As of December 31, 2015, these were no unissued common shares.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

9.	SHARE SUBSCRIPTIONS RECEIVABLE

On December 21, 2012, the Company agreed to issue 9,000,000 shares of the Company to private investors for subscriptions receivable of $2,250,000. On December 31, 2015, the balance of the subscription receivable of $1,503,775 was written off as it was considered not collectable.

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

During the year ended December 31, 2014, the Company agreed to grant 100,000 common shares to certain employees. These common shares vest over 12 months. These shares were valued at $16,666 based on the current stock price at the date of grant of $0.25 and an estimated forfeiture rate of 33%, of which $7,808 was accrued at December 31, 2014 and recorded as stock based compensation on the consolidated statements of operations.

During the year ended December 31, 2015, the Company agreed to grant 2,109,000 common shares to certain employees. Of these common shares, 675,000 vest over 12 months, 750,000 vest over 18 months and the remaining 684,000 vest immediately. These shares were valued at $527,250 based on the current stock price at the date of grant of $0.25 and an estimate forfeiture rate of 56%, of which $214,947 was accrued at December 31, 2015 and recorded as stock based compensation on the consolidated statements of operations. During the year ended December 31, 2015, 50,000 common shares were issued in accordance with an employment agreement and valued at $12,500.

As at December 31, 2015, the Company had 704,000 (2014 – nil) vested share grants. As at December 31, 2015, the number of unvested share grants expected to vest (including the impact of expected forfeitures) had been estimated at 1,425,000 (2014 – 100,000). As at December 31, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $254,802 (2014 - $17,192). The weighted average time remaining for these share grants to vest is 0.86 years (2014 – 0.5 years).

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

10.	STOCK-BASED COMPENSATION (Continued)

All of the director stock options begin vesting immediately over 12 months and expire on the third anniversary of the grant date. The Company granted 1,600,000 stock options to directors in 2014 and 250,000 stock options to the landlord in 2014. The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,200,000	0.25
Granted	1,850,000	0.44
Balance, December 31, 2014	3,050,000	0.36
Granted	-	-
Exercised	(600,000)	0.30
Options Forfeited	(1,300,000)	0.35
Balance, December 31, 2015	1,150,000	0.41

The Company’s computation of expected volatility for the years ended December 31, 2015 and 2014 is based on the Company’s market close price over the historical period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at December 31, 2015 was 1,150,000 (2014 – 3,050,000).

As at December 31, 2015, the Company had 1,150,000 (2014 – 1,450,000) vested options. As at December 31, 2015, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at nil (2014 – 1,600,000) with a weighted average contractual life of n/a years (2014 – 3 years) and exercise price of $n/a (2014 - $0.35). As at December 31, 2015, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $nil (2014 - $259,253). The weighted average time remaining for these options to vest is n/a years (2014 – 0.67 years).

The Company recognizes compensation expense for the fair values of stock options and shares using the graded vesting method over the requisite service period for the entire award.

MOPALS.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

10.	STOCK-BASED COMPENSATION (Continued)

The following table presents information relating to stock options outstanding and exercisable at December 31, 2015.

Options Outstanding			Options Exercisable
Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	0.64	$0.25	900,000	$0.25	0.64
250,000	2.32	1.00	250,000	1.00	2.32
1,150,000	1.01	$0.41	1,150,000	$0.41	1.01

The Company recorded a recovery of ($54,747) in employment expenses for share-based compensation expense as a result of stock option forfeitures and $nil as a prepaid expense related to the deposit on the leased premises for the year ended December 31, 2015 (2014 – expense of $418,827 and $59,802, respectively) with the corresponding credits to Additional Paid in Capital.

11.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted loss per common share in the same manner as basic, except the Company uses the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	December 31, 2015	December 31, 2014
Weighted average number of common shares outstanding	47,733,425	45,684,825
Weighted-average number of diluted common shares outstanding	47,733,425	45,684,825

12.	INCOME TAXES

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

As of December 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at December 31, 2015 and 2014 have not been recorded due to the fact that they are fully reserved.

All relevant tax years remain open to examination by the Internal Revenue Service and the Canada Revenue Agency.

13.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, a director of the Company delivered $223,350 to purchase 1,000,000 common shares of the Company issued at $0.25 per share. These common shares were recorded as shares to be issued as at December 31, 2014 and were subsequently issued during the year ended December 31, 2015.

See Notes 6, 8b) and 8d).