Form 10-Q
period 2016-03-31
MOPALS.COM, INC.
filed 2016-05-23
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2016
Common Stock, $0.0001 par value	52,200,700

MOPALS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-12.

MOPALS.COM, INC.

AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

UNAUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

CONTENTS

Condensed Interim Consolidated Balance Sheets as at March 31, 2016 & December 31, 2015 (unaudited)	F-2

Condensed Interim Consolidated Statements of Operations and Comprehensive (Loss) for the three months ended March 31, 2016 and 2015 (unaudited)	F-3

Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	F-4

Condensed Interim Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2016 (unaudited)	F-5

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-6 to F-11

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2016	2015
ASSETS
Cash	$6,079	$6,079
Prepaid & Other Assets (Note 4)	294,591	295,253
Total Current Assets	300,670	301,332

Equipment, net (Note 5)	13,997	16,768
Total Assets	$314,667	$318,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	256,502	231,726
Employee Tax Deductions Payable	1,009,252	832,831
MoCoins™ Liability	33,394	2,644
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	1,822,117	1,429,055
Total Liabilities	$3,136,189	$2,511,180

Commitments and Contingencies (Note 7)
Capital Stock; par value $0.0001 (Note 8)	5,220	5,220
Additional Paid In Capital	3,557,387	3,469,078
Deficit	(6,688,605)	(6,147,574)
Foreign Currency Translation	304,476	480,196
Total Stockholders’ Deficit	$(2,821,522)	$(2,193,080)

Total Liabilities and Stockholders’ Deficit	$314,667	$318,100

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015

EXPENSES
Salaries, Consultants & Contractors	$337,601	$291,421
General & Administrative Expenses	74,511	110,459
Occupancy Costs	27,601	33,362
Stock Based Compensation (Note 9)	97,658	98,927
Depreciation	3,660	3,821
Total Operating Expense & Loss before Income Taxes	541,031	537,990
Net loss	(541,031)	(537,990)
Foreign Currency Translation Adjustment, Net of Taxes	(175,720)	(135,097)
Other Comprehensive Income	(175,720)	(135,097)

Total Comprehensive Loss	$(365,311)	$(402,893)

Loss per common share (Note 10):
Basic and diluted:
Net (Loss) per common share	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and diluted during the period	52,200,700	45,804,884

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the Three Months Ended	For the Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows used in Operating Activities
Net (Loss)	$(541,031)	$(537,990)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,660	3,821
Stock-based compensation expense	88,309	98,927
Increase (Decrease) in net assets:
(Decrease) in Prepaids & Other Assets	(9,853)	(1,675)
Increase (Decrease) in MoCoins™ liability	28,897	(158)
Increase (Decrease) in Accounts Payable & Accrued Liabilities and Employee Tax Deductions Payable	128,246	(3,612)
Net Cash Flows used in Operating Activities	(301,771)	(440,687)

Cash Flows from Financing Activities
Shares to be issued	-	70
Additional Paid In Capital (Cash portion)	-	204,397
Increase in Shareholder’s Loan	282,064	120,840
Net Cash Flows from Financing Activities	282,064	325,307

Cash Flows used in Investing Activities
Purchases of Capital Equipment	-	(1,129)
Net Cash Flows used in Investing Activities	-	(1,129)

Net Cash Flows	$(19,707)	$(116,509)

Effects of Exchange Rate on Cash	19,707	38,737

Cash – Beginning of Period	6,079	143,482
Cash – End of Period	$6,079	$65,710

Supplemental Cash Flow Information
Interest Paid	$-	$-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

					Accumulated
			Additional		other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, January 1, 2016	52,200,700	$5,220	$3,469,078	$(6,147,574)	$480,196	$(2,193,080)

Shares granted to employees (Note 9)	-	-	88,309	-	-	88,309

Issuance of director stock options	-	-	-	-	-	-

Foreign currency translation	-	-	-	-	(175,720)	(175,720)

Net Loss	-	-	-	(541,031)	-	(541,031)

Balance, March 31, 2016	52,200,700	5,220	3,557,387	(6,688,605)	304,476	(2,821,522)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

1.	NATURE OF OPERATIONS AND ORGANIZATION

Mopals.com, Inc. ("Mopals" or the “Company”) was incorporated August 7, 2012 and was organized under the laws of the State of Nevada.

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

These unaudited condensed interim consolidated financial statements should be read in conjunction with the annual financial statements for Mopals.com, Inc. for the most recently completed fiscal year ended December 31, 2015. These unaudited condensed interim consolidated financial statements do not include all disclosures required in annual financial statements, but rather are prepared in accordance with recommendations for interim financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed interim consolidated financial statements have been prepared using the same accounting policies and methods as those used by the Company in the annual consolidated financial statements for the year ended December 31, 2015, except when disclosed below.

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at March 31, 2016, and the results of its operations for the three month periods ended March 31, 2016 and 2015 and its cash flows for the three month periods ended March 31, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to March 31, 2016 total $6,688,605 and the Company had a working capital deficiency of $2,835,519 as at March 31, 2016.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

4.	PREPAID AND OTHER ASSETS

	March 31,	December 31,
	2015	2015

Prepaid Assets	$145,521	$158,894
Harmonized Sales Tax	149,070	136,359
Total	$294,591	$295,253

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

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

5.	EQUIPMENT

The net book value of equipment as of March 31, 2016 was as follows:

	Cost	Amortization	NBV
Computer Hardware	$21,577	$14,735	$6,842
Computer Software	24,923	20,983	3,940
Furniture & Equipment	7,700	4,485	3,215
Total	$54,200	$40,203	$13,997

The net book value of property, plant & equipment as of December 31, 2015 was as follows:

	Cost	Amortization	NBV
Computer hardware	$20,247	$12,308	$7,939
Computer Software	23,387	17,936	5,451
Furniture & Equipment	7,225	3,847	3,378
Total	$50,859	$34,091	$16,768

Depreciation expense for the three months ending March 31, 2016 and 2015 was $3,660 and $3,821, respectively.

6.	LOANS FROM SHAREHOLDER

As of March 31, 2016, the controlling shareholder and Chief Executive Officer of the Company had advanced $1,822,117 (December 31, 2015 - $1,429,055) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2016	99,660
2017	139,542
2018	47,466

In the normal course of business, the Company becomes involved in various legal actions seeking compensatory and occasionally punitive damages, including actions brought on behalf of various purported classes of claimants and claims relating to employee and third-parties.

8.	CAPITAL STOCK

a) Authorized

100,000,000 Common Shares with a par value of $0.0001.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

9.	STOCK-BASED COMPENSATION

The Company’s Stock Option Plan is currently being established in order to enable the Company to attract and retain the services of highly qualified and experienced directors, officers, employees and consultants, and to give such persons an interest in the success of the Company and its subsidiaries. The options and awards will be granted at the discretion of the Board of Directors. The fair value of each option granted is estimated at the time of grant using the Black-Scholes option pricing model.

During the year ended December 31, 2015, the Company agreed to grant 2,109,000 common shares to certain employees. Of these common shares, 675,000 vest over 12 months, 750,000 vest over 18 months and the remaining 684,000 vested immediately. These shares were valued at $527,250 based on the current stock price at the date of grant of $0.25 and an estimate forfeiture rate of 56%, of which $385,756 was recorded at March 31, 2016 (December 31, 2015 - $214,947) as additional paid in capital and recorded as stock based compensation on the condensed consolidated interim statements of operations. During the year ended December 31, 2015, 50,000 common shares were issued in accordance with an employment agreement and valued at $12,500.

As at March 31, 2016, the Company had 1,194,000 (December 31, 2015 - 704,000) vested share grants. As at March 31, 2016, the number of unvested share grants expected to vest (including the impact of expected forfeitures) was estimated at 1,425,000 (December 31, 2015 – 1,425,000). As at March 31, 2016, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $268,994 (December 31, 2015 - $254,802). The weighted average time remaining for these share grants to vest is 0.85 years (December 31, 2015 – 0.86 years).

The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	3,050,000	$0.36
Exercised	(600,000)	0.30
Options Forfeited	(1,300,000)	0.35
Balance, December 31, 2015 and March 31, 2016	1,150,000	$0.41

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

9.	STOCK-BASED COMPENSATION (Continued)

The Company’s computation of expected volatility for the periods ended March 31, 2016 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at March 31, 2016 was 1,150,000 (December 31, 2015 – 1,150,000).

As at March 31, 2016, the Company had 1,150,000 (December 31, 2015 – 1,150,000) vested options. As at March 31, 2016, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at nil (December 31, 2015 – nil) with a weighted average contractual life of n/a years (2015 – n/a years) and exercise price of $n/a (2015 - $n/a).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at March 31, 2016.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	0.39	$0.25	900,000	$0.25	0.39
250,000	2.07	1.00	250,000	1.00	2.07
1,150,000	0.76	$0.41	1,150,000	$0.41	0.76

The Company recorded $97,658 for share-based compensation expense for the three month period ending March 31, 2016 (2015 - $98,927).

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

10.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted earnings per common share in the same manner as basic, except we use the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	Three Months ended March 31, 2016	Three months ended March 31, 2015
Weighted average number of common shares outstanding	52,200,700	45,804,884
Weighted-average number of diluted common shares outstanding	52,200,700	45,804,884

11.	INCOME TAXES

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

As of March 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at March 31, 2016 and December 31, 2015 have not been recorded due to the fact that they are fully reserved. All tax years remain open to examination by the Internal Revenue Service and the Canada Revenue Agency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2016. The following information should be read in conjunction with the consolidated interim financial statements for the period ended March 31, 2016 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

As of May 16, 2016, we had one (1) full-time employee and ten (10) independent contractors. None of these employees are represented by collective bargaining agreements. The Company considers its relations with its employees and independent contractors to be in good standing.

The Company’s corporate offices are located at 109 Atlantic Avenue, Suite 308, Toronto, Ontario, CANADA, M6K 1X4. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Results of Operations

Three months ended March 31, 2016 and 2015

Mopals had no reported revenue in the first quarter of 2016 and 2015.

The Company’s reported operating expenses during the three month period ended March 31, 2016 were $541,031. Comparatively, the Company’s reported operating expenses during the three month period ended March 31, 2015 were $537,990. The primary components that comprise our operating expenses during the three months ended March 31, 2016 reporting period were salaries and consultant/contractor fees, general and administrative expenses, occupancy costs and stock-based compensation which are explained in detail as follows:

●	62.4% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees (2015 – 54.2%).

●	18.1% of the operating expenses in the reporting period were associated with stock-based compensation (2015 – 18.4%).

●	14.4% of the operating expenses in the reporting period were associated with general and administrative expenses (2015 – 20.5%).

●	5.1% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2015 – 6.2%).

Liquidity and Capital Resources

At March 31, 2016, we had $6,079 in cash, $149,070 in harmonized sales tax receivable, $145,521 in prepaid assets and $13,997 in equipment, computer software, computer hardware and furniture for a total of $314,667 in assets. Comparatively as at December 31, 2015, we had $6,079 in cash, $136,359 in harmonized sales tax receivable, $158,894 in prepaid expenses, and $16,768 in equipment, computer hardware, computer software and furniture for a total of $318,100 in assets.

At March 31, 2016, we had $256,502 in accounts payable and accrued liabilities, $1,009,252 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $33,394 in MoCoins payable and $1,822,117 in loans payable to the Company’s principal shareholder for a total of $3,136,189 in liabilities. Comparatively as at December 31, 2015, we had $231,726 in accounts payable and accrued liabilities, $832,831 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $2,644 in MoCoins payable, and $1,429,055 in loans payable to the Company’s principal shareholder for a total of $2,511,180 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position did not change over the first three months of 2016 associated with the following:

●	the Company used $301,771 in cash from operating activities over the first three months of 2016. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company received $282,064 in cash from financing activities over the first three months of 2016 from our principal shareholder.

The Company reported a net cash flow loss from operating activities for the first three months of 2016 of $301,771 with a net increase in cash flow from financing activities of $282,064 and a positive effect of exchange rate on cash of $19,707 during the same period for an overall net cash flow of $nil out of the Company during the three month period.

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

For the three months reporting period ended March 31, 2016, the Company reported a net loss from operations of $541,031 with a working capital deficiency of $2,835,519. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation of the Company’s disclosure controls and procedures, the Company’s principal executive officer and principal financial officer, with the participation of the Company’s management, have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of March 31, 2016, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three month period ending March 31, 2016.

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

MOPALS.COM, INC.

Dated: May 23, 2016	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)