Form 10-Q
period 2016-06-30
MOPALS.COM, INC.
filed 2016-09-09
CIK 1222218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-105778

MOPALS.COM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0554486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

393 King Street West, Suite 304

Toronto, Ontario, CANADA, M5V 3G8

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of the Registrant’s common stock, as of the latest practicable date.

Class	Outstanding at September 9, 2016
Common Stock, $0.0001 par value	52,200,700

MOPALS.COM, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The accompanying condensed and interim consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

The condensed consolidated interim financial statements of the Company appear elsewhere in this report beginning with the Index to Financial Statements on page F-1 and ending on F-11.

1

MOPALS.COM, INC.

AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

UNAUDITED

MOPALS.COM, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

CONTENTS

Condensed Interim Consolidated Balance Sheets as at June 30, 2016 & December 31, 2015 (unaudited)	F-2

Condensed Interim Consolidated Statements of Operations and Comprehensive (Loss) for the three and six months ended June 30, 2016 and 2015 (unaudited)	F-3

Condensed Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)	F-4

Condensed Interim Consolidated Statements of Stockholders' Deficit for the six months ended June 30, 2016 (unaudited)	F-5

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)	F-6 to F-11

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2016	2015
ASSETS
Cash	$6,079	$6,079
Prepaid & Other Assets (Note 4)	173,617	295,253
Total Current Assets	179,696	301,332

Equipment, net (Note 5)	10,180	16,768
Total Assets	$189,876	$318,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts Payable & Accrued Liabilities	300,898	231,726
Employee Tax Deductions Payable	1,078,201	832,831
MoCoins™ Liability	33,576	2,644
Share Based Accrual	14,924	14,924
Loans from Shareholder (Note 6)	2,065,281	1,429,055
Total Liabilities	$3,492,880	$2,511,180

Commitments and Contingencies (Note 7)
Capital Stock; par value $0.0001 (Note 8)	5,220	5,220
Additional Paid In Capital	3,631,840	3,469,078
Deficit	(7,233,100)	(6,147,574)
Foreign Currency Translation	293,036	480,196
Total Stockholders’ Deficit	$(3,303,004)	$(2,193,080)

Total Liabilities and Stockholders’ Deficit	$189,876	$318,100

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

Unaudited

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

EXPENSES (RECOVERIES)
Consultants & Contractors	235,705	250,186	573,306	541,607
General & Administrative Expenses	79,960	83,166	154,471	193,625
Occupancy Costs	141,132	35,248	168,733	68,610
Share Based Compensation (Note 9)	83,802	(141,242)	181,460	(42,315)
Depreciation	3,896	4,133	7,556	7,954
Total Operating Expense & Loss before Income Taxes	544,495	231,491	1,085,526	769,481
Provision for Income Taxes	-	-	-	-
Net loss from Operations	(544,495)	(231,491)	(1,085,526)	(769,481)

Foreign currency translation adjustment, net of taxes	(11,440)	(22,220)	(187,160)	112,879
Other Comprehensive (Loss) Income	(11,440)	(22,220)	(187,160)	112,879

Total Comprehensive Loss	(533,055)	(253,711)	(898,366)	(656,602)

Loss per common share (Note 10):
Basic and Diluted:
Net (Loss) per common share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Shares Outstanding - Basic and Diluted During the Period	52,200,700	45,804,884	52,200,700	45,804,884

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the Six Months Ended	For the Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows used in Operating Activities
Net (Loss)	$(1,085,526)	(769,481)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation	7,556	7,954
Stock-based compensation expense (recovery)	181,460	(42,315)
Increase (Decrease) in net assets:
Decrease (increase) in Prepaids & Other Assets	113,251	(13,203)
Increase in MoCoins™ liability	29,829	2,463
Increase in Accounts Payable & Accrued Liabilities and Employee Tax Deductions Payable	236,020	200,993
Net Cash Flows used in Operating Activities	(517,410)	(613,589)

Cash Flows from Financing Activities
Shares to be issued	-	70
Additional Paid In Capital	-	126,397
Increase in Shareholders’ Loan	680,175	254,346
Net Cash Flows from Financing Activities	680,175	380,813

Cash Flows used in Investing Activities
Purchases of Capital Equipment	-	(3,066)
Net Cash Flows used in Investing Activities	-	(3,066)

Net Cash Flows	$162,765	(235,842)

Effects of Exchange Rate on Cash	(162,765)	148,220

Cash – Beginning of Period	6,079	143,482
Cash – End of Period	$6,079	$55,860

Supplemental Cash Flow Information
Interest Paid	$-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Unaudited

			Additional		Accumulated other	Total
	Common Stock		Paid in	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, January 1, 2016	52,200,700	$5,220	$3,469,078	$(6,147,574)	$480,196	$(2,193,080)

Shares granted to employees (Note 9)	-	-	162,762	-	-	162,762

Foreign currency translation	-	-	-	-	(187,160)	(187,160)

Net Loss	-	-	-	(1,085,526)	-	(1,085,526)

Balance, June 30, 2016	52,200,700	5,220	3,631,840	(7,233,100)	293,036	(3,303,004)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1.	NATURE OF OPERATIONS AND ORGANIZATION

Mopals.com, Inc. ("Mopals" or the “Company”) was incorporated February 6, 2003 and was organized under the laws of the State of Delaware.

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

The unaudited condensed interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) which are necessary to present fairly the financial position of the Company as at June 30, 2016, and the results of its operations for the three and six month periods ended June 30, 2016 and 2015 and its cash flows for the six month periods ended June 30, 2016 and 2015. Note disclosures have been presented for material updates to the information previously reported in the annual consolidated financial statements.

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

These financial statements have been prepared assuming the Company will continue on a going-concern basis. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. The Company has incurred losses since inception and the ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Accumulated losses from inception to June 30, 2016 total $7,233,100 and the Company had a working capital deficiency of $3,313,184 as at June 30, 2016.  In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying condensed consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

4.	PREPAID AND OTHER ASSETS

	June 30,	December 31,
	2016	2015

Prepaid Assets	$19,447	$158,894
Harmonized Sales Tax	154,170	136,359
Total	$173,617	$295,253

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

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

5.	EQUIPMENT

The net book value of equipment as of June 30, 2016 was as follows:

	Cost	Amortization	NBV
Computer Hardware	$21,695	$16,442	$5,253
Computer Software	25,059	22,977	2,082
Furniture & Equipment	7,742	4,897	2,845
Total	$54,496	$44,316	$10,180

The net book value of property, plant & equipment as of December 31, 2015 was as follows:

	Cost	Amortization	NBV
Computer hardware	$20,247	$12,308	$7,939
Computer Software	23,387	17,936	5,451
Furniture & Equipment	7,225	3,847	3,378
Total	$50,859	$34,091	$16,768

Depreciation expense for the six months ending June 30, 2016 and 2015 was $7,556 and $7,954, respectively.

6.	LOANS FROM SHAREHOLDER

As of June 30, 2016, the controlling shareholder and Chief Executive Officer of the Company had advanced $2,065,281 (December 31, 2015 - $1,429,055) to fund the working capital of the Company. The advances are unsecured, non-interest bearing and due on demand.

7.	COMMITMENTS & CONTINGENCIES

On February 10, 2014, the Company entered into a new lease agreement for office space. The schedule below outlines the expected remaining lease payments over the life of the lease.

2016	$66,440
2017	139,542
2018	47,466

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

JUNE 30, 2016

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

During the year ended December 31, 2015, the Company agreed to grant 2,109,000 common shares to certain employees. Of these common shares, 675,000 vest over 12 months, 750,000 vest over 18 months and the remaining 684,000 vest immediately. During the six month period ended June 30, 2016, the Company agreed to grant 470,000 common shares to certain employees. Of these common shares, 350,000 vest over 12 months and the remaining 120,000 vest immediately. These shares were valued at $669,750 based on the current stock price at the date of grant of $0.25 and an estimate forfeiture rate of 56%, of which $460,208 was recorded at June 30, 2016 (December 31, 2015 - $214,947) as additional paid in capital and recorded as stock based compensation on the condensed consolidated interim statements of operations. During the year ended December 31, 2015, 50,000 common shares were issued in accordance with an employment agreement and valued at $12,500.

As at June 30, 2016, the Company had 1,254,000 (December 31, 2015 - 704,000) vested share grants. As at June 30, 2016, the number of unvested share grants expected to vest (including the impact of expected forfeitures) had been estimated at 1,425,000 (December 31, 2015 – 1,425,000). As at June 30, 2016, the total fair value of future expense to be recorded in subsequent periods (assuming no forfeiture occurs) is $209,542 (December 31, 2015 - $254,802). The weighted average time remaining for these share grants to vest is 0.60 years (December 31, 2015 – 0.86 years). For the three and six month periods ended June 30, 2016, the Company recorded $74,452 and $162,762, respectively as share based compensation related to these share grants. Also for the three and six month periods ended June 30, 2016, the Company recorded $9,349 and $18,698, respectively, as share based compensation for the amortization of common shares granted under a consulting agreement.

The following table summarizes the stock option activities of the Company:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2014	3,050,000	$0.36
Exercised	(600,000)	0.30
Options Forfeited	(1,300,000)	0.35
Balance, December 31, 2015 and June 30, 2016	1,150,000	0.41

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

9.	STOCK-BASED COMPENSATION (continued)

The Company’s computation of expected volatility for the periods ended June 30, 2016 is based on the Company’s market close price over the period equal to the expected life of the options. The Company’s computation of expected life reflects actual historical exercise activity and assumptions regarding future exercise activity of unexercised, outstanding options.

The Company’s expected dividend yield is 0%, since there is no history of paying dividends and there are no plans to pay dividends. The Company’s risk-free interest rate is the Canadian Treasury Bond rate for the period equal to the expected term.

The total number of options outstanding as at June 30, 2016 was 1,150,000 (December 31, 2015 – 1,150,000).

As at June 30, 2016, the Company had 1,150,000 (December 31, 2015 – 1,150,000) vested options. As at June 30, 2016, the number of unvested options expected to vest (including the impact of expected forfeitures) had been estimated at nil (December 31, 2015 – nil) with a weighted average contractual life of n/a years (December 31, 2015 – n/a years) and exercise price of $n/a (December 31, 2015 - $n/a).

The Company recognizes compensation expense for the fair values of stock options using the graded vesting method over the requisite service period for the entire award.

The following table presents information relating to stock options outstanding and exercisable at June 30, 2016.

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
900,000	0.14	$0.25	900,000	$0.25	0.14
250,000	1.83	1.00	250,000	1.00	1.83
1,150,000	0.51	$0.41	1,150,000	$0.41	0.51

The Company recorded $nil for share-based compensation expense related to stock options for the six month period ending June 30, 2016 (2015 – recovery of $42,315).

MOPALS.COM, INC.

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

10.	LOSS PER SHARE

The Company calculates basic loss per common share using net loss divided by the weighted-average number of common shares outstanding. The Company calculates diluted loss per common share in the same manner as basic, except for the use of the weighted-average number of diluted common shares outstanding in the denominator, when the stock options and warrants are not anti-dilutive.

	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016	Six Months ended June 30, 2015
Weighted average number of common shares outstanding	52,200,700	45,804,884	52,200,700	45,804,884
Weighted-average number of diluted common shares outstanding	52,200,700	45,804,884	52,200,700	45,804,884

11.	INCOME TAXES

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

As of June 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions. Deferred taxes as at June 30, 2016 and December 31, 2015 have not been recorded due to the fact that they are fully reserved. All tax years remain open to examination by the Internal Revenue Service and the Canada Revenue Agency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Mopals.com, Inc. (“Mopals”, the “Company”, “we”, and “our”) for the six month period ended June 30, 2016. The following information should be read in conjunction with the consolidated interim financial statements for the period ended June 30, 2016 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

The Company’s corporate offices are located at 393 King Street West, Suite 304, Toronto, Ontario, Canada, M5V 3G8. Our current contact information for our Ontario office is telephone number: (416) 362-4888. Our internet website can be found under the domain name: www.mopals.com.

Plan of Operation

It is Mopals’ plan to earn revenue from business subscriptions and transaction fees to receive ongoing consumer data, as well as from receiving a percentage of promotion-based sales revenue from participating businesses couponing engine.

In addition to the financial condition and results of operations of the Company, it is management’s belief that growth of our Company will also, in part, be demonstrated through the metrics of MoCoins points sold, the total number of consumers signed up and making use of the Mopals platform and the number of retail businesses who sign on to and offer promotions through the Mopals community.

Results of Operations

Three months ended June 30, 2016 as compared to 2015.

Revenues

Mopals had no reported revenue during the three month period ended June 30, 2016, and 2015.

Operating Expenses

The Company’s reported operating expenses during the three month period ended June 30, 2016 were $544,495. Comparatively, the Company’s reported operating expenses during the three month period ended June 30, 2015 were $231,491. This increase was mainly due to termination of the old lease agreement, resulting in a write-down of prepaid rent and an increase in occupancy costs for the period. In addition, stock based compensation increased due to vesting of stock options during the period.

The primary components that comprise our operating expenses during the three months ended June 30, 2016 reporting period were salaries and consultant/contractor fees, general and administrative expenses, occupancy costs and stock-based compensation which are explained in detail as follows:

●	52.8% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees (2015 – 70.4%).

●	16.7% of the operating expenses in the reporting period were associated with stock-based compensation (2015 – (61.0%)).

●	14.2% of the operating expenses in the reporting period were associated with general and administrative expenses (2015 – 35.9%).

●	25.9% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2015 – 15.2%).

Net Loss

During the three months ended June 30, 2016 and 2015, we incurred a net loss of $544,495 and $231,491, respectively, an increase of $313,004. This increase was mainly due to termination of the old lease agreement, resulting in a write-down of prepaid rent and an increase in occupancy costs for the period. In addition, stock based compensation increased due to vesting of stock options during the period. As we did not generate any revenues during the three months ended June 30, 2016, our net loss equaled our operating expenses.

Six months ended June 30, 2016 as compared to 2015.

Revenues

Mopals had no reported revenue in first six months of 2016.

Operating Expenses

The Company’s reported operating expenses during the six month period ended June 30, 2016 were $1,085,526. Comparatively, the Company’s reported operating expenses during the six month period ended June 30, 2015 were $769,481. The primary components that comprise our operating expenses during the six months ended June 30, 2016 reporting period were salaries and consultant/contractor fees, general and administrative expenses, occupancy costs and stock-based compensation which are explained in detail as follows:

●	43.2% of the operating expenses in the reporting period were associated with salaries, contractor expenses and consulting fees (2015 – (108.1%)).

●	15.4% of the operating expenses in the reporting period were associated with stock-based compensation (2015 – (5.5%)).

●	14.7% of the operating expenses in the reporting period were associated with general and administrative expenses (2015 – 25.1%).
●	15.5% of our operating expenses in the reporting period were associated with occupancy costs associated with an office lease (2015 – 8.9%).

Net Loss

During the six months ended June 30, 2016 and 2015, we incurred a net loss of $1,085,526 and $769,481 respectively, an increase of $316,045. This increase was mainly due to termination of the old lease agreement, resulting in a write-down of prepaid rent and an increase in occupancy costs for the period. In addition, stock based compensation increased due to vesting of stock options during the period. As we did not generate any revenues during the three months ended June 30, 2016, our net loss equaled our operating expenses.

Liquidity and Capital Resources

At June 30, 2016, we had $6,079 in cash, $154,170 in harmonized sales tax receivable, $19,447 in prepaid assets and $10,180 in equipment, computer software, computer hardware and furniture for a total of $189,876 in assets. Comparatively as at December 31, 2015, we had $6,079 in cash, $136,359 in harmonized sales tax receivable, $158,894 in prepaid expenses, and $16,768 in equipment, computer hardware, computer software and furniture for a total of $318,100 in assets.

At June 30, 2016, we had $300,898 in accounts payable and accrued liabilities, $1,078,201 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $33,576 in MoCoins payable and $2,065,281 in loans payable to the Company’s principal shareholder for a total of $3,492,880 in liabilities. Comparatively as at December 31, 2015, we had $231,726 in accounts payable and accrued liabilities, $832,831 in employee tax deductions payable due to Canada Revenue Agency, $14,924 in accruals for stock-based compensation associated with former discontinued operations, $2,644 in MoCoins payable, and $1,429,055 in loans payable to the Company’s principal shareholder for a total of $2,511,180 in liabilities.

Management makes the following comments regarding the most significant factors affecting the Company’s liquidity and capital resources and their measured trends over the reporting period:

The Company’s cash position did not change over the first six months of 2016 associated with the following:

●	the Company used $517,410 in cash from operating activities over the first six months of 2016. As a development stage company, Mopals has no revenue yet while it is building its products and services, hires software development, marketing and sales staff and establishes market partners to launch our business; and,

●	the Company received $680,175 in cash from financing activities over the first six months of 2016 from our principal shareholder.

The Company reported a net cash flow loss from operating activities for the first six months of 2016 of $517,410 with a net increase in cash flow from financing activities of $680,175 and a positive effect of exchange rate on cash of $162,765 during the same period for an overall net cash flow of $nil out of the Company during the six month period.

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

For the six months reporting period ended June 30, 2016, the Company reported a net loss from operations of $1,085,526 with a working capital deficiency of $3,313,184. Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

We do not hold any derivative instruments and do not engage in any hedging activities.

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

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by our management as of June 30, 2016, is described below:

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

As a result of the material weakness identified above, our internal control over financial reporting was not effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the six month period ending June 30, 2016.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

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

MOPALS.COM, INC.

Dated: September 9, 2016	By:	/s/ Alex Haditaghi
Alex Haditaghi
Chief Executive Officer,
Chief Financial Officer,
President, Secretary and Director
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

